Form 10-Q
period 1995-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1995-05-15
CIK 277886

SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

March 31, 1995
(Quarter Ended)

0-9224
(Commission File Number)

Winthrop Partners 79 Limited Partnership
(Exact Name of Registrant as specified in its charter)

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2654152
(I.R.S. Employer Identification Number)

One International Place, Boston, Massachusetts
(Address of principal executive offices)

02110
(Zip Code)

(617) 330-8600
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO

                         PART 1 - FINANCIAL INFORMATION

STATEMENTS OF INCOME


For the three months ended                             Three Months Ended
March 31, 1995 and 1994                                     March 31,
(Unaudited) (Note 1)                                    1995           1994
Income:
  Rental income from real estate leases accounted
    for under the operating method..............    $  276,739    $   270,559
Interest on short-term investments..............         2,253          1,138
Interest income on real estate leases accounted
    for under the financing method..............       102,355        107,988
       .........................................       381,347        379,685

Expenses:
  Interest......................................        76,846         88,868
  Depreciation and amortization.................        37,418         47,387
Management fees.................................         6,259          6,030
General and administrative......................        19,831         32,844
       .........................................       140,354        175,129

Net income......................................    $  240,993    $   204,556
Net income allocated to General Partners........    $   19,279    $    16,364
Net income allocated to Limited Partners........    $  221,714    $   188,192
Net income per Unit of Limited Partnership
  Interest......................................    $    22.16    $     18.81









The accompanying notes are an integral part of these financial statements.


BALANCE SHEETS

March 31, 1995 and December 31, 1994                        March 31, 1995  December 31, 1994
(Note 1)                                                      (Unaudited)       (Audited)

ASSETS
Real Estate Leased to Others:
Accounted for under the operating method, at
  cost, net of accumulated depreciation of
  $3,103,778 and $3,068,851 as of March 31,
  1995 and December 31, 1994, respectively              $     5,469,444    $   5,504,371
Accounted for under the financing method                      3,263,556        3,322,188
                                                              8,733,000        8,826,559
Other Assets:
Cash and cash equivalents, at cost,
  which approximates market value                               272,204          193,224
Other, net of accumulated amortization of
  $49,391 and $46,900 as of March 31, 1995
  and December 31, 1994, respectively                           205,874          214,954
                                                        $     9,211,078    $   9,234,737
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable                                  $     3,064,426    $   3,124,047
Accounts payable and accrued expenses                            34,980           28,956
Distributions payable to Partners                               264,294          208,566
                                                              3,363,700        3,361,569
Partners' Capital:
Limited Partners
  Units of Limited Partnership Interest,
  $1,000 stated value per Unit; authorized                    6,088,991        6,113,106
  issued and outstanding - 10,005 Units                       (241,613)        (239,938)
General Partners                                              5,847,378        5,873,168
                                                        $     9,211,078    $   9,234,737

The accompanying notes are an integral part of these financial statements


STATEMENTS OF CASH FLOWS


For the three months ended                              Three Months      Three Months
March 31, 1995 and 1994                                     Ended             Ended
(Unaudited) (Note 1)                                   March 31, 1995    March 31, 1994

Cash flows from operating activities:
  Net income                                             $  240,993       $   204,556
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                            37,418            47,387
    Minimum lease payments received, net of
    interest income earned, on leases
    accounted for under the financing method                 54,687            49,054
  Changes in assets and liabilities:
    Increase (decrease) in accounts payable
    and accrued expenses                                      9,906          (76,984)
    Increase in distribution payable to Partners             76,912            16,305
    (Increase) decrease in other assets                    (17,841)          (33,017)
Net cash provided by operating activities                   402,075           207,301

Cash flows from financing activities:
  Principal payments on mortgage notes                     (59,621)          (54,015)
  Cash distributions paid or accured to Partners          (263,474)         (186,536)
  Net cash used by financing activities                   (323,095)         (240,551)
Net increase in cash and cash equivalents                    78,980          (33,250)
Cash and cash equivalents, beginning of period              193,224           300,817
Cash and cash equivalents, end of period                 $  272,204       $   267,567


The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the three months ended  Units of
March 31, 1995 and 1994      Limited    General     Limited
(Unaudited) (Note 1)       Partnership Partners'   Partners'   Total
                            Interest    Capital     Capital   Capital

Balance, December 31, 1994  10,005   $(239,938)  $6,113,106 $5,873,168
Cash distributions paid or accrued     (21,343)   (245,440)  (266,783)
Net income                               19,279     221,714    240,993
Balance, March 31, 1995     10,005   $(242,002)  $6,089,380 $5,847,378


Balance, December 31, 1993  10,005   $(226,051)  $6,268,454 $6,042,403
Cash distributions paid or accrued     (14,950)   (171,586)  (186,536)
Net income                               16,364     188,192    204,556
Balance, March 31, 1994     10,005   $(224,637)  $6,285,060 $6,060,423

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 1995
(Unaudited)

1.  Accounting and Financial Reporting Policies

    The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.
    The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1995.


2.  Taxable Income

         The Partnership's taxable income for 1995 is expected to differ from the net income for financial reporting purposes primarily due to the accounting for certain real property leases under the financing method for financial reporting purposes and the operating method for tax purposes and from the difference between depreciation for financial reporting purposes and depreciation for tax purposes calculated using the accelerated cost recovery system.


3. Statements of Cash Flows

         The following details supplemental cash flow information:

                            1995             1994
                            ----             ----

Cash paid for interest     $76,388         $88,991

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

   Cash is required to pay the Partnership's management fees, operating, general and administrative expenses and principal and interest on mortgage indebtedness. The Partnership's rental and interest income is sufficient and is expected to be sufficient in future years to pay all of these expenses as well as to provide for cash distributions to the Partners from operations.
   Rental income received by the Partnership in the First Quarter 1995 of approximately $381,000 is approximately the same as that received in the First Quarter of 1994.
   All rental payments due to the Partnership from its ten leased properties are current through the First Quarter.
   The Partnership's results of operations in future years may differ from those experienced during the quarter ended March 31, 1995, since the Partnership will receive step rents and may receive percentage rent, as applicable, from those tenants who operate retail stores in the Partnership's properties under net leases. The Partnership may also sell some of its properties.

                          PART II - OTHER INFORMATION

All items are inapplicable.


SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Winthrop Partners 79 Limited Partnership
             (Registrant)


             BY:  One Winthrop Properties, Inc.
                  Managing General Partner



             BY:  /s/ Jonathan W. Wexler
                  Jonathan W. Wexler
                  Chief Financial Officer




             BY:  /s/ Richard J. McCready
                  Richard J. McCready
                  Vice President

             DATED:                 May 30, 1995

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4
OF THE PARTNERSHIP AGREEMENT

1.  Statement of Cash Available for Distribution:




    March 31, 1995
    (Unaudited)


    Net income...........................$240,993
     Add:  Depreciation and amortiza-
           tion charges to income not
           affecting cash available for
           distribution..................  37,418
           Minimum lease payments
           received, net of interest
           income earned, on leases
           accounted for under the
           financing method..............  54,687
           Reserves withdrawal...........      25
     Less: Mortgage principal payments... (59,621)
           Prepaid Rent.................. (10,003)
    Cash Available for Distribution......$263,499
    Distributions allocated to General
     Partners............................$ 21,078
    Distributions allocated to Limited
     Partners............................$242,421

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 1995:

    March 31, 1995
    (Unaudited)

    Entity Receiving      Form of
    Compensation       Compensation         Amount

    Winthrop           Property Man-
    Management         agement Fees        $ 6,259

    General Partners Interest in Cash
                       Available for
                       Distribution       $ 21,078

    WFC Realty       Interest in Cash
    Co. Inc.           Available for
    (Initial Limited   Distribution         $  121
    Partner)

    All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Report on Form 10-Q or Partnership