Form 10-Q
period 1995-06-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1995-08-14
CIK 277886

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                      FORM 10-Q
                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

June 30, 1995
(Quarter Ended)

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


For the three and six months ended
June 30, 1995 and 1994                                                     Three Months Ended                  Six Months Ended
(Unaudited) (Note 1)                                                            June 30,                           June 30,
Income:                                                                 1995             1994              1995             1994
   Rental income from real estate leases
     accounted for under the operating method                    $       277,284    $     261,127    $     554,023     $     531,686
Interest on short-term investments                                         5,878            3,837            8,131             4,976
Interest income on real estate leases
     accounted for under the financing method                            100,877          106,560          203,232           214,548
     384,039                                                             371,524          765,386          751,210

Expenses:
   Interest                                                               86,722           87,461          163,568           176,329
   Depreciation and amortization                                          37,418           47,387           74,836            94,774
Management fees                                                            6,376            7,228           12,635            13,258
     23,247                                                               22,309           43,078           55,152
General and administrative                                               153,763          164,385          294,117           339,513
Net income                                                       $       230,276    $     207,139    $     471,269     $     411,697
Net income allocated to General Partners                         $        18,422    $      16,571    $      37,702     $      32,936
Net income allocated to Limited Partners                         $       211,854    $     190,568    $     433,567     $     378,761
Net income per Unit of Limited Partnership
   Interest                                                      $         21.18    $       19.05    $       43.34     $       37.86





The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

June 30, 1995 and December 31, 1994                                        June 30, 1995           December 31, 1994
(Note 1)                                                                    (Unaudited)                (Audited)
ASSETS
Real Estate Leased to Others:
Accounted for under the operating method, at
  cost, net of accumulated depreciation of
  $3,138,705 and $3,068,851 as of June 30, 1995,
  and December 31, 1994, respectively                                  $      5,434,517          $       5,504,371
Accounted for under the financing method                                      3,207,391                  3,322,188
                                                                              8,641,908                  8,826,559

Other Assets:
Cash and cash equivalents, at cost,
  which approximates market value                                               252,117                    193,224
Other, net of accumulated amortization of
  $41,919 and $36,937 as of June 30, 1995
  and December 31, 1994, respectively                                           212,729                    214,954
                                                                       $      9,106,754          $       9,234,737

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable                                                 $      3,002,067          $       3,124,047
Accounts payable and accrued expenses                                            25,905                     28,956
Distributions payable to Partners                                               253,791                    208,566
                                                                              3,281,763                  3,361,569

Partners' Capital:
Limited Partners
  Units of Limited Partnership Interest,
  $1,000 stated value per Unit; authorized
  issued and outstanding - 10,005 Units                                       6,068,816                  6,113,106
General Partners                                                               (243,825)                  (239,938)
                                                                              5,824,991                  5,873,168
                                                                       $      9,106,754          $       9,234,737





The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS


For the six months ended                                                     Six Months                Six Months
June 30, 1995 and 1994                                                          Ended                     Ended
(Unaudited) (Note 1)                                                        June 30, 1994             June 30, 1995

Cash flows from operating activities:
   Net income                                                         $         471,269          $        411,697
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                               74,836                    94,774
     Minimum lease payments received, net of
     interest income earned, on leases
     accounted for under the financing method                                   110,852                    99,536
   Changes in assets and liabilities:
     Increase (decrease) in accounts payable
     and accrued expenses                                                        (3,051)                  (60,150)
     Increase (decease) in distribution
     payable to Partners                                                         45,225                   111,097
    Decrease (increase) in other assets                                           1,188                     3,725
Net cash provided by operating activities                                       700,319                   660,679

Cash flows from financing activities:
   Principal payments on mortgage notes                                        (121,980)                 (109,435)
   Cash distributions paid or accrued to Partners                              (519,446)                 (420,802)
   Net cash used by financing activities                                       (641,426)                 (530,237)
Net increase in cash and cash equivalents                                        58,893                   130,442
Cash and cash equivalents, beginning of period                                  193,224                   300,887
Cash and cash equivalents, end of period                              $         252,117                 $ 431,329








The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                            Units of
For the six months ended                     Limited          General             Limited
June 30, 1995 and 1994                     Partnership       Partners'           Partners'            Total
(Unaudited) (Note 1)                        Interest          Capital             Capital            Capital


Balance, December 31, 1994                    10,005    $       (239,938)   $      6,113,106    $    5,873,168
Cash distributions paid or accrued                               (41,589)           (477,857)         (519,446)
Net income                                                        37,702             433,567           471,269
Balance, June 30, 1995                        10,005    $       (243,825)   $      6,068,816    $    5,824,991

Balance, December 31, 1993                    10,005    $       (225,375)   $      6,268,454    $    6,043,079
Cash distributions paid or accrued                               (33,709)           (387,093)         (420,802)
Net income                                                        32,936             378,761           411,697
Balance, June 30, 1994                        10,005    $       (226,148)   $      6,260,122    $    6,033,974

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 1995
(Unaudited)

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

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


   Cash is required to pay the Partnership's management fees, operating, general and administrative expenses and principal and interest on mortgage indebtedness. The Partnership's rental and interest income is sufficient and is expected to be sufficient in future years to pay all of these expenses as well as to provide for cash distributions to the Partners from operations.
   Rental Income received in the Second Quarter 1995 was approximately the same as that received in the Second Quarter 1994.
   The Partnership has not received an extension of the July 1, 1995 maturity date for the J.C. Penney mortgage (balance approximately $517,000) but will continue to make monthly debt service payments while negotiating with the lender.
  Creative Paint and Wallpaper is in default under its lease due to the non-payment of real estate taxes. The Partnership, which made the tax payment on behalf of the tenant, has taken steps to obtain payment of approximately $30,000 from the tenant.
   All rental payments due to the Partnership from its ten leased properties are current through the Second Quarter.
   The Partnership's results of operations in future years may differ from those experienced during the quarter ended June 30, 1995, since the Partnership will receive step rents and may receive percentage rent, as applicable, from those tenants who operate retail stores in the Partnership's properties under net leases.
The Partnership may also sell some of its properties.
    An update on the status of the Proposal will be provided in the Partnership's Third Quarter Report.

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

Winthrop Partners 79 Limited Partnership
(Registrant)

BY:   One Winthrop Properties, Inc.
      Managing General Partner

BY:   /s/ Carol J. C. Mills
      Carol J. C. Mills
      Vice President and chief financial officer

BY:   /s/ Richard J. McCready
      Richard J. McCready
      Vice President

DATED:  August 29, 1995

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4
OF THE PARTNERSHIP AGREEMENT

1.  Statement of Cash Available for Distribution:




    June 30, 1995
    (Unaudited)


    Net income                                                $         230,276
     Add:    Depreciation and amortiza-
             tion charges to income not
             affecting cash available for
             distribution                                                37,418
             Minimum lease payments
             received, net of interest
             income earned, on leases
             accounted for under the
             financing method                                            56,165
     Less:   Rent receivable                                             (9,267)
             Mortgage principal payments                                (62,360)
    Cash Available for Distribution                           $         252,232
    Distributions allocated to General
     Partners                                                 $          20,203
    Distributions allocated to Limited
     Partners                                                 $         232,029

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended June 30, 1995:

    June 30, 1995
    (Unaudited)

    Entity Receiving                         Form of
    Compensation                          Compensation                    Amount

    Winthrop                              Property Man-
    Management                            agement Fees                   $ 6,376

    General Partners                    Interest in Cash
                                          Available for
                                          Distribution                    20,203

    WFC Realty                          Interest in Cash
    Co. Inc.                              Available for
    (Initial Limited                      Distribution                       116
    Partner)

    All other  information  required  pursuant to Section 9.4 of the Partnership
    Agreement  is set forth in the attached  Report on Form 10-Q or  Partnership
    Report.