Form 10-Q
period 1995-09-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1995-11-14
CIK 277886

SECURITIES AND EXCHANGE
                                 COMMISSION
                            Washington, DC 20549
                                 FORM 10-Q
                     Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

September 30, 1995
(Quarter Ended)

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

YES  X            NO

                           PART 1 - FINANCIAL INFORMATION

STATEMENTS OF INCOME


For the three and six months ended                            Three Months Ended                 Nine Months Ended
September 30, 995 and 1994                                        September 30,                    September 30,
(Unaudited) (Note 1).......................                        1995            1994             1995             1994
Income:
    Rental income from real estate leases accounted
       for under the operating method                       $   209,307     $    204,303       $   763,331$    $    735,989
Interest on short-term investments                                2,521            3,556            10,652            8,532
Interest income on real estate leases accounted
       for under the financing method                            99,344          105,496           302,576          320,044
    Other income                                                311,172          313,355         1,076,559        1,064,565

Expenses:
    Interest                                                     75,253           80,534           238,821          256,863
    Depreciation and amortization                                37,417           47,387           112,253          142,161
Management fees                                                   5,222            4,734            17,857           17,992
General and administrative                                        5,348           18,659            48,427           73,811
                                                                123,240          151,313           417,358          490,827
Net income                                                      187,932          162,042           659,201          573,738
Net income allocated to General Partners                         15,035           12,963            52,736           45,899
Net income allocated to Limited Partners                        172,897          149,079           606,465          527,839
Net income per Unit of Limited Partnership
    Interest                                                      17.28            14.90             60.62            52.76

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

September 30, 1995 and December 31, 1994                                        September 30, 1995                 December 31, 1994
(Note 1)............................(Unaudited)      (Audited)

ASSETS
Real Estate Leased to Others:
Accounted for under the operating method,
  at cost, net of accumulated depreciation
    of $3,173,631 and $3,068,851 as of
    September 30,1995 and December 31,
    1994, respectively                                                          $      5,412,591          $      5,504,371
Accounted for under the financing method                                               3,149,693                 3,322,188
Other Assets:                                                                          8,562,284                 8,826,559
Cash and cash equivalents, at cost,
    which approximates market value                                                      272,827                   193,224
Other costs, net of accumulated amortization of
    $54,374 and $46,901 as of September 30, 1995
    and December 31, 1994, respectively                                                  166,867                   214,954
                                                                                $      9,001,978          $      9,234,737

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable
Accounts payable and accrued expenses                                           $      2,948,652          $      3,124,047
Distributions payable to Partners                                                         37,732                    28,956
Partners' Capital:                                                                       211,620                   208,566
Limited Partners                                                                       3,198,004                 3,361,569
    Units of Limited Partnership Interest, $1,000
    stated value per Unit; authorized issued and
    outstanding - 10,005 Units                                                         6,048,985                 6,113,106
General Partners                                                                        (245,011)                 (239,938)
                                                                                       5,803,974                 5,873,168
                                                                                $      9,001,978          $      9,234,737


The accompanying notes are an integral part of these financial statements.



STATEMENTS OF CASH FLOWS

For the nine months ended                                                            Nine Months                Nine Months
September 30, 1995 and 1994                                                                Ended                      Ended
(Unaudited) (Note 1).....................                                     September 30, 1995         September 30, 1994
Cash flows from operating activities:
   Net income                                                                   $        659,201          $        574,049
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                       112,253                   142,161
     Minimum lease payments received, net of
      interest income earned, on leases accounted
      for under the financing method                                                     172,495                   151,082
   Changes in assets and liabilities:
     Increase in accounts payable
      and accrued expenses                                                                 8,776                   (60,394)
     Increase in distribution payable
      to Partners                                                                          3,054                   101,206
     Increase in deferred costs                                                           40,614                    13,258
     Decrease (increase) in other assets                                                 996,393                   921,362
Net cash provided by operating activities Cash flows from investing activities:
   Improvements to property                                                              (13,000)                     --
Cash flows from financing activities:
   Principal payments on mortgage notes                                                 (175,395)                 (134,229)
   Cash distributions paid or accrued to Partners                                       (728,395)                 (640,840)
   Net cash used by financing activities                                                (903,790)                 (775,069)
   Net increase (decrease) in cash and cash equivalents                                   79,603                   154,148
Cash and cash equivalents, beginning of period                                           193,224                   217,413
Cash and cash equivalents, end of period                                        $        272,827          $        371,561

The accompanying notes are an integral part of these financial statements.



STATEMENTS OF CHANGES IN PARTNER'S CAPITAL



For the nine months ended                          Units of
September 30, 1995 and 1994                         Limited              General             Limited
(Unaudited) (Note 1)                              Partnership           Partners'           Partners'             Total
                                                   Interest              Capital             Capital             Capital

Balance, December 31, 1994                           10,005    $        (239,938)    $      6,113,106     $      5,873,168
Cash distributions paid or accrued                                       (57,809)            (670,586)            (728,395)
Net income                                                                52,736              606,465              659,201
Balance, September 30, 1995                          10,005    $        (245,011)    $      6,048,985     $      5,803,974

Balance, December 31, 1993                           10,005    $        (225,375)    $      6,268,454     $      6,043,079
Cash distributions paid or accrued                                       (55,675)            (640,266)            (695,941)
Net income                                                                45,899              527,839              573,738
Balance, September 30, 1994                          10,005    $        (235,151)    $      6,156,027     $      5,920,876

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)

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

3.   Statements of Cash Flows

    The following details supplemental cash flow information:

                                                    1994                     1993

    Cash paid for interest                        $265,588                 $272,027

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


   Cash is required to pay the Partnership's management fees, operating, general and administrative expenses and principal and interest on mortgage indebtedness. The Partnership's rental and interest income is sufficient and is expected to be sufficient in future years to pay all of these expenses as well as to provide for cash distributions to the Partners from operations. The Partnership's reserve balance is approximately $62,000.
   Rental income received in the Third Quarter of 1995 was approximately the same as that received in the Third Quarter 1994. All rental payments due to the Partnership from its ten leased properties are current through the Third Quarter with the exception of checks from J.C. Penney and Wal-Mart which were lost in the mail and are being reissued. These missing payments are, in the aggregate, $37,805.10 or $3.40 per unit.
   The Partnership is negotiating a two and one half year extension of the J.C. Penney mortgage maturity date. The proposed new maturity date is January 1, 1998.
   Creative Paint and Wallpaper paid their past due lease and real estate tax payments simultaneously with an assignment of their lease to Floors, Inc. on September 1, 1995. The Partnership agreed to the assignment in return for Floor's agreement to increase the rental rate during the two new option periods commencing on February 1, 2001.
   The Partnership's results of operations in future years may differ from those experienced during the quarter ended September 30, 1995, since the Partnership will receive step rents and may receive percentage rent, as applicable, from those tenants who operate retail stores in the Partnership's properties. The Partnership may also sell some of its properties.


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

Winthrop Partners 79 Limited Partnership
(Registrant)

BY:   One Winthrop Properties, Inc.
      Managing General Partner



BY:   /s/ Anthony R. Page
      Anthony R. Page
      Chief Financial Officer

BY:  /s/ Richard J. McCready
      Richard J. McCready
      Chief Operating Officer


DATED:  November 29, 1995

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4
OF THE PARTNERSHIP AGREEMENT

1.   Statement of Cash Available for Distribution:




    September 30, 1995
    (Unaudited)

    Net income                                                         $187,932
          Depreciation and amorti-
           zation charges to income
           not affecting cash
           available for distribution                                    37,417
          Minimum lease payments
           received, net of interest
           income earned, on leases
           accounted for under the
           financing method                                              57,698
          Rent Prepaid (Receiveable)                                    (18,535)
          Mortgage principal payments                                   (53,414)
    Cash Available for Distribution                                    $211,097
    Distributions allocated to General
     Partners                                                          $ 16,888
    Distributions allocated to Limited
     Partners                                                          $194,209


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended September 30, 1995:

    September 30, 1995
    (Unaudited)

    Entity Receiving                        Form of
    Compensation                         Compensation                     Amount

    Winthrop                             Property Man-
    Management                           agement Fees                    $ 5,522

    General Partners                   Interest in Cash
                                         Available for
                                         Distribution                     16,888

    WFC Realty                         Interest in Cash
    Co. Inc.                             Available for
    (Initial Limited                     Distribution                         97
     Partner)                               (5 units)

    All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Report on Form 10-Q or Partnership Report.