Form 10-K
period 1995-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1996-04-01
CIK 277886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                                   Commission File
       For the year ended December 31, 1995          No. 0-9224

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                 Massachusetts                          04-2654152
          (State or other jurisdiction of              (I.R.S.  Employer
           incorporation  or organization)             Identification No.)

            One International Place, Boston, Massachusetts         02110
                (Address of principal executive offices)         (Zip Code)

         Registrant's telephone number including area code (617)330-8600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [ X ]

                   No market for the Limited Partnership Units
                    exists and therefore, a market value for
                        such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE




 Part of the                                                   Documents
 Form 10-K                                           Incorporated by Reference



   I, III       The Prospectus of the Registrant dated April 10, 1979 (the
                                           "Prospectus")

Item 1.         Business.

        Winthrop Partners 79 Limited Partnership (the "Partnership"), was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978, for the purpose of owning and leasing commercial and industrial real properties. The Partnership was initially capitalized with contributions of $1,000 from each of the two General Partners and $5,000 from the Initial Limited Partner. On December 14, 1978, the Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the "Commission") with respect to a public offering of 10,000 Units of limited partnership interest ("Units") at a purchase price of $1,000 per Unit. The Registration Statement was declared effective on April 10, 1979. The offering terminated in April 1980, at which time all 10,000 Units, representing capital contributions from Limited Partners of $10,000,000, had been subscribed for.

        The General Partners of the Partnership are One Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Hampshire Realty Limited Partnership (formerly known as Linnaeus-Hampshire Realty Company), a Massachusetts limited partnership (the "Associate General Partner"). The Managing General Partner is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland public limited partnership. See "Change in Control".

        The Partnership's only business is owning and leasing improved real estate. The Partnership's investment objectives and policies are described on pages 35-40 of its Prospectus dated April 10, 1979 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424(b) on May 8, 1979.

        The Partnership invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $60,000 which were originally set aside as reserves, in ten real properties. The funds set aside in reserves were invested in money market instruments and applied, over time, to repairs, improvements and other items associated with Partnership's obligations in respect of the Properties. The reserve balance as of December 31, 1995 net of accounts payable, accrued expenses and distributions payable to Partners was approximately $73,000. The Partnership's future cash distributions will include ongoing distributions from rental income and one-time distributions of sale proceeds. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Distributions of sale proceeds will be made as a return of capital until investors have received their original Capital Contribution. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to investors until they have received their $1,000 per unit Capital Contribution. The general partners' 8% share of sale proceeds would be paid subsequently. See Item 2, "Properties" for a description of Registrant's remaining properties.

         Each of the Partnership's properties are leased to a single tenant other than its Hurst, Texas property, which has two tenants. The tenants under all eleven leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. Seven of the Properties are leased on a triple net basis. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these Properties. In addition, the tenants at these properties are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that each of the properties are adequately insured. With respect to the lease with J.C. Penney Co., Inc., Batavia, NY, the Partnership is responsible for all structural and exterior repairs, carrying insurance, paying all real estate taxes up to a specified maximum amount, repainting, varnishing or otherwise redecorating certain exterior portions of the building every three years and paying certain common facility maintenance charges up to a fixed amount. The Partnership spent $7,810 for roof repairs at this property in 1995. With respect to the lease with Walgreen Co., St. Louis, MO, the Partnership is responsible for maintenance of the structural portions of the building, all repairs required by reason of dry rot or termites and the first $750 per year of roof repairs. No funds were spent by the Partnership on these items in 1995. With respect to the leases with Creative Paint & Wallpaper and B&G, Inc., Hurst, TX, the Partnership is responsible for structural maintenance of the premises. The Partnership spent $1,125 for these item in 1995. Under both leases at this Property, the Partnership is required to administer the payment of real estate taxes and to procure and maintain insurance for the Property. The Partnership is fully reimbursed for real estate taxes and for annual insurance premiums up to $1,000.

         Each retail tenant is subject to competition from other companies offering similar products in the locations of the property leased by such tenant. In addition, the Partnership anticipates that it would be subject to significant competition in attracting tenants upon the expiration or termination of any of the leases of its properties. The Partnership has no control over the tenants' responses to competitive conditions impacting the businesses operated by the tenants at each of the properties.

         Tenants with 1995 rental payments of 10% or more of the Partnership's total annual revenue are as follows: Floors, Inc. and B & G, Inc., Hurst, Texas, 11%; J.W. Burress, Incorporated, Greenville County, South Carolina, 13.7%; Toys "R" Us, Inc., San Antonio, Texas, 16.6%; Toys "R" Us, Inc., Ft. Worth, Texas, 16.3%; and Wal-Mart Stores, Mexia, Texas, 11.7%. The Partnership expects the rental payments from the same tenants to amount to approximately the same respective percentages of the Partnership's total income in 1996.

Property Matters

         Floors, Inc. and B&G, Inc. (the "Tenants"), Hurst, Texas. On August 31, 1995, Creative Paint assigned the lease to Floors, Inc. In late 1993, the Partnership replaced the roof of the property at a cost of $83,000. Approximately $10,000 of insurance proceeds were used to offset the cost of the new roof.

         J.C. Penney Co., Inc., Batavia, New York. The maturity date of the loan encumbering this property was extended from July 1, 1995 to February 1, 1998.

Employees.

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General partner, and agents retained by it, including an affiliate of the General
Partners, Winthrop Management.

Change in Control

         Until December 22, 1994, the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, and the sole general partner of the Associate General Partner was Arthur J. Halleran, Jr. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership (Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partner interest in the Associate General Partner.

     As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner and the Associate General Partner. In connection with the transfer of control, the officers and directors of the Managing General Partner resigned and Londonderry II appointed new officers and directors. See Item 10, "Directors and Executive Officers of Registrant.

Subsequent Event

         The Partnership has reached a tentative agreement with Piedmont Clarklift, the tenant at the Greenville, South Carolina property, pursuant to which Piedmont Clarklift will purchase the property for $1,525,000. The sale of this property is contingent upon numerous conditions. It is anticipated that if the property is sold, net proceeds will be distributed to limited partners.

Item 2.  Properties.

       A description of the Partnership's remaining properties is as follows. All of Registrant's remaining properties are owned in fee.

                                 Total Cost     Original              Size
Tenant/             Date  of       of the       Portfolio        Building/Land
Location            Purchase     Property(1)    Percentage(2)      (Sq. ft.)

J.C. Penney
  Batavia, NY         8/1/79     $ 1,092,598       8            38,720/38,720

Walgreen Co.
  University          8/3/79     $   901,294       6.6          15,500/39,200
  City, MO

J.W. Burress,
Inc. (3)
  Greenville        12/27/79     $ 1,555,899      11.4         36,000/185,105
  County, SC

Toys "R" Us
  San Antonio, TX    1/25/80     $ 1,987,129      14.6         45,000/195,970

Toys "R" Us
  Fort Worth, TX     1/25/80     $ 1,873,769      13.7         43,000/185,105

Frank's Nursery
Sales, Inc.
  Hillside, IL       1/30/80     $   706,008       5.2         14,920/122,000

Lucky Stores,
Inc. (4)
  Cedar Rapids, IA    6/2/80     $ 1,522,908      11.2         30,248/133,110

Creative Paint
& Wallpaper, Inc.
and B&G, Inc. dba
Splash Pools & Spas,
fka Handy Dan(5)
  Hurst, TX          6/10/80     $ 1,645,692      12.1         37,000/180,000

Gordy's Food &
Liquor, Inc. (6)
  Chippewa Falls, WI 6/17/80     $ 1,380,816      10.1         26,000/88,000

Wal-Mart Stores
  Mexia, TX         10/31/80     $   977,665        7.2        41,400/185,105
- -------------------------

(1)     Includes acquisition fees and expenses.

(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.

(3) The Property is currently occupied by Piedmont Clarklift, Inc., which was originally affiliated with Burress but now is independent. Burress remains liable for all obligations under its lease agreement.

(4) During 1988, Lucky Stores, Inc. exercised its option to sublet the premises to Graphics Division of Rockwell Collins International, an avionics and defense communications company. Lucky Stores remains liable for all obligations under its lease agreement.

(5) Due to default and bankruptcy of prior tenant Channel Homes, fka Handy Dan, new leases with two new tenants (Creative Paint & Wallpaper, Inc. and B & G, Inc.) were entered into as of February 1, 1991 for this property. In 1995, Creative Paint & Wallpaper, Inc. sublet its space to Floors, Inc.

(6) During the second quarter of 1983, National Supermarkets, Inc. assigned its lease of the Chippewa Falls, Wisconsin store to Gateway Foods, Inc., which simultaneously subleased to Gordy's Food & Liquor, Inc. All parties are jointly and severally responsible for the tenant's obligations under the lease. The original lease terms were not modified in any way in connection with the assignment and sublease.

         The Partnership owns the fee interest in each of these properties. Six of the properties are subject to first mortgages securing indebtedness which was incurred or assumed by the Partnership in connection with the acquisition. All of the properties are commercial in nature. Each of the Properties is net leased to a single tenant unaffiliated with the Partnership (with the sole exception of the Hurst, Texas property which is now leased to two tenants, Floors, Inc. and B&G, Inc.). Each of the tenants, other than J. W. Burress Incorporated, Gordy's Food & Liquor, Inc., Creative Paint and Wallpaper, Inc. and B&G, Inc., is a public company or a subsidiary of a public company.

        The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1995 annual base rent for the leases at the properties.

     Tenant             Business of    Lease        Renewal      1995 Annual
Property/Location       Tenant         Expiration   Options(1)   Base Rent

J.C. Penney
  Batavia, NY           Retail Dept.   2/1/98        5 - 5Yr.    $116,160
                        Store

Walgreen Co.
  University            Retail         12/31/2008    (2)         $ 75,525(3)
  City, MO              Drugstore

J.W. Burress,
Inc. (4)
  Greenville            Equipment      12/27/99      3 - 5Yr.    $205,000
  County, SC            Dealership

Toys "R" Us
  San Antonio, TX       Toy Store      1/31/2000     6 - 5Yr.    $248,191

Toys "R" Us
  Fort Worth, TX        Toy Store      1/31/2000     6 - 5Yr.    $243,046

Frank's Nursery
Sales, Inc.
  Hillside, IL          Nursery and    12/31/2004    2 - 5Yr.    $ 67,000
                        Crafts

Lucky Stores,
Inc. (5)
  Cedar Rapids, IA      Graphic Arts   6/2/2000      6 - 5Yr.    $117,200

Creative Paint
& Wallpaper, Inc.
and B&G, Inc. dba
Splash Pools & Spas,    Paint &        1/31/2001     1 - 7Yr.    $165,852
fka Handy Dan(6)        Wallpaper
  Hurst, TX             Store; Bath
                        & Spa Store

Gordy's Food &
Liquor, Inc. (7)
  Chippewa Falls, WI    Retail Food    6/17/2000     6 - 5Yr.    $145,200
                        & Beverage
                        Store

Wal-Mart Stores
  Mexia, TX             Dept. Store    10/31/2000    5 - 5Yr.    $111,206(8)
- -------------------------

(1) The first number represents the number of renewal options. The second number represents the length of each option.

(2)  Tenant has the right to terminate the lease 8/99 and 8/2004.

(3)  Tenant paid additional percentage rent of $62,111 in 1995.

(4) The Property is currently occupied by Piedmont Clarklift, Inc., which was originally affiliated with Burress but now is independent. Burress remains liable for all obligations under its lease agreement. See Item 1, "Subsequent Events."

(5) During 1988, Lucky Stores, Inc. exercised its option to sublet the premises to Graphics Division of Rockwell Collins International, an avionics and defense communications company. The sublease is for a three-year term with two three-year options to renew. Lucky Stores remains liable for all obligations under its lease agreement.

(6) Due to default and bankruptcy of prior tenant Channel Homes, fka Handy Dan, new leases with two new tenants were entered into as of February 1, 1991 for this property. In 1995, Creative Paint & Wallpaper, Inc. sublet its space to Floors, Inc.

(7) During the second quarter of 1983, National Supermarkets, Inc. assigned its lease of the Chippewa Falls, Wisconsin store to Gateway Foods, Inc., which simultaneously subleased to Gordy's Food & Liquor, Inc. All parties are jointly and severally responsible for the tenant's obligations under the lease. The original lease terms were not modified in any way in connection with the assignment and sublease.

(8)  An additional percentage rent of $62,984 was paid in 1995.

Item 3.  Legal Proceedings.

     The Partnership is not a party, nor are any of its properties, subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters.

    There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

    As of March 14, 1996, there were 913 holders of Units.

   The Partnership Agreement (which is incorporated herein by reference) requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1995 and 1994, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

             Distribution with               Amount of Distribution
             Respect to Quarter Ended             Per Unit

                                     1995                               1994
                                     ----                               ----

             March 31                24.23                              17.15
             June 30                 23.19                              21.54
             September 30            19.41                              25.24
             December 31             12.89                              19.08

Item 6.  Selected Financial Data


         The following represents selected financial data for Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                                                  For the Year Ended or as of December 31,
                                            1995                 1994              1993               1992              1991
                                          --------             --------          --------           --------          ------

Operating Revenues - rental &
  interest income.................    $1,398,388            $1,375,881           $ 1,381,866       $ 1,391,213       $ 1,370,243
Net Income........................       806,049               733,877               773,561           575,682           394,500
Net Income per weighted average
Unit of Limited Partnership
Interest outstanding                       74.12                 67.48                 71.13             52.94             36.30
Total Assets......................    $8,855,302            $9,234,737           $ 9,664,652       $ 9,839,239       $10,284,177
     Mortgage Notes Payable            2,871,359             3,124,047             3,349,114         3,550,507         3,730,311
  Total Cash Distributions per
  Unit of Limited Partnership
  Interest, including amounts
  distributed after year end               79.72                 83.01                 74.62             76.57             56.39

 .........-------------------------

See Item 7 below for a discussion of the facts that may materially affect the comparability between years of the above information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The Partnership generates revenues from rental income paid pursuant to leases with tenants at the Partnership's properties as its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes. See "Item 2 Properties" for a description of these leases.

       At December 31, 1995, the Partnership's had $244,593 in cash and cash equivalents, which represents an increase of $51,369 from December 31, 1994. This increase was due to an increase of cash from investing activities which was partially offset by an increase in cash used in investing activities and cash used in financing activities.

       The Partnership requires cash to pay principal and interest on its mortgage indebtedness, nominal operating expenses (discussed below), management fees and general and administrative expenses. The Partnership's rental and interest income was sufficient in 1995, and is expected to be sufficient in future years, to pay all of these amounts as well as to provide for cash distributions to the Partners from operations.

       In addition to the base rent payments made by tenants, the Partnership received two percentage rental payments in 1995 totaling $125,095. The Partnership received percentage rent payments of $117,118 in 1993 and $116,785 in 1994. Base rent payments increased for the period ended December 31, 1995 as compared to the periods ended December 31, 1994 and December 31, 1993 due to the terms of the leases with tenants providing for an annual increase in rent payments. Accordingly, the Partnership's operating results for the year ended 1995 improved as compared to the prior to calendar years.

       Due to the net or modified net and long-term nature of all but one of the leases of the Partnership's properties and the fixed terms of the Partnership's permanent borrowings, the Partnership does not expect the results of its operations in 1996 to vary significantly from those for prior years. However, the if one or more of the following were to occur, the Partnership's results of operations could be significantly impacted:

       1. Increases in annual rental payments required by the terms of the lease.

       2. The increase or decrease of percentage rent payable, if any, under the terms of the lease. The amounts, if any, of percentage rents which will be paid to the Partnership in the future are dependent on future sales volumes of the tenants occupying the Partnership's properties.

       3. The Partnership's depreciation expense will decrease over time because some of the Partnership's properties are depreciated under the component method which results in some building components having shorter estimated useful lives than others.

       4. The lease of the Partnership's property in Batavia, New York, to J. C. Penney Company, Inc., requires the Partnership to make all structural and exterior repairs, carry insurance, pay all real estate taxes up to a maximum amount, repaint, varnish or otherwise redecorate certain exterior portions of the building every three years and pay certain common facility maintenance charges up to a fixed amount. Both leases at the Hurst, Texas property require the Partnership to make all structural and exterior repairs. In addition, the lease of the Partnership's property in University City, Missouri, to Walgreen, Co. requires the Partnership to pay for all repairs required by reason of dry rot or termites and the first $750 per year of roof repairs. These expenditures vary from year to year depending upon the circumstances of these three properties. During the period ended December 31, 1995, the Partnership expended approximately $13,000 under the terms of these leases for capital improvements.

       5. Depending upon market conditions and restrictions contained in certain of the instruments relating to the Partnership's borrowings, it is possible that the Partnership will finance or refinance some or all of its properties in the future, although the Partnership has no present plans to do so with the exception of the J.C. Penney property; see "Item 2. Properties." Any such financing or refinancing might affect the Partnership's interest expense and cash available from operations, as well as provide the possibility of distributions of loan proceeds to the partners.

       6. In spite of the long-term nature of the leases, general economic conditions are difficult for many businesses. If a lease is terminated due to a tenant bankruptcy, the Partnership will have to seek a new tenant in very competitive rental markets. There can be no assurance that the Partnership could secure a tenant or obtain the same rental rates.

       7. Upon the sale of a property, the Partnership's cash available from future operations would decrease but revenues for the year in which a sale occurs would increase.

       The Partnership does not anticipate that it will have any substantial requirements for capital resources until February 1, 1998, at which time a mortgage note secured by the J.C. Penney property will have a balloon payment due.

Item 8.  Financial Statements and Supplementary Data.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                      For the Year Ended December 31, 1995

Financial Statements:

Report of Independent Public Accountants

Statements of Income for the Years Ended
  December 31, 1995, 1994 and 1994

Balance Sheets as of December 31, 1995 and 1994

Statements of Changes in Partners' Capital for the Years Ended December 31, 1995, 1994 and 1993

Statements of Cash Flow for the Years Ended
  December 31, 1995, 1994 and 1993

Notes to Financial Statements


Financial Statement Schedules:

III   - Real Estate and Accumulated Depreciation of Property Held
by Local Limited Partnerships as of December 31, 1995

All schedules prescribed by Regulation S-X other than the one indicated above have been omitted as the required information is inapplicable or the information is presented elsewhere in the financial statements or related notes.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To WINTHROP PARTNERS 79 LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of WINTHROP PARTNERS 79 LIMITED PARTNERSHIP (a Massachusetts limited partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WINTHROP PARTNERS 79 LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III listed in Item 14(a)(2) is the responsibility of Winthrop Partners 79 Limited Partnership management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements and, in our opinion, is fairly stated, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 31, 1996

(except for Note 9 for which
the date is March 4, 1996)

STATEMENTS OF INCOME

- ------------------------------------------------------------------------------------------------------------------------------------


For the Years Ended
December 31, 1995, 1994 and 1993                                                            1995               1994             1993
- ------------------------------------------------------------------------------------------------------------------------------------


Income:
  Rental income from real estate leases accounted
    for under the operating method..............................................  $         984,600     $      940,291  $    927,066
  Interest on short-term investments............................................             13,551             11,751        10,687
  Interest income on real estate leases accounted
    for under the financing method..............................................            400,237            423,839       444,133
                                                                                            -------            -------       -------
                                                                                          1,398,388          1,375,881     1,381,886
                                                                                          ---------          ---------     ---------

Expenses:
    Interest....................................................................            330,627            346,778       370,169
    Depreciation and amortization...............................................            149,670            189,547       180,376
    Management fees.............................................................             23,662             23,403        23,194
    General and administrative..................................................             88,380             82,276        34,586
                                                                                             ------             ------        ------
                                                                                            592,339            642,004       608,325
                                                                                            -------            -------       -------

Net income......................................................................  $         806,049     $      733,877    $  773,561
                                                                                  =         =======     =      =======    =  =======

Net income allocated to General Partners........................................  $          64,484     $       58,710    $   61,885
                                                                                  =          ======     =       ======    =   ======

Net income allocated to Limited Partners........................................  $         741,565     $      675,167    $  711,676
                                                                                  =         =======     =      =======    =  =======

Net income per Unit of Limited Partnership
  Interest......................................................................  $           74.12     $        67.48    $    71.13
                                                                                  =           =====     =        =====    =    =====


























 The  accompanying  notes are an integral  part of these financial statements.

BALANCE SHEETS

- --------------------------------------------------------------------------------------------------------------------------------
 December 31, 1995 and 1994                                                                  1995                      1994
- ------------------------------------------------------------------------------------------------------------------------------------


ASSETS

Real Estate Leased to Others:
  Accounted  for  under  the  operating  method,  at  cost,  net of  accumulated depreciation of $3,208,557 and $3,068,851 as of December 31, 1995 and 1994,
    respectively................................................................   $        5,377,665     $        5,504,371
  Accounted for under the financing method......................................            3,090,312              3,322,188
                                                                                            ----------             ---------
                                                                                            8,467,977              8,826,559

Other Assets:
  Cash and cash equivalents, at cost, which
    approximates market value...................................................              244,593                193,224
  Other, net of accumulated amortization of
    $56,864 and $46,900 as of December 31, 1995 and
    1994, respectively..........................................................              142,732                214,954
                                                                                              --------               -------
                                                                                   $        8,855,302     $        9,234,737
                                                                                   =        ==========    =        =========


LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
  Mortgage notes payable........................................................   $        2,871,359     $        3,124,047
  Accounts payable and accrued expenses.........................................               30,179                 28,956
  Distributions payable to Partners.............................................              141,551                208,566
                                                                                              --------               -------
                                                                                            3,043,089              3,361,569
                                                                                            ----------             ---------

Partners' Capital (Deficit):
  Limited Partners -
    Units of  Limited  Partnership  Interest,  $1,000  stated  value  per  Unit;
      authorized - 10,005 Units; issued
      and outstanding - 10,005 Units............................................            6,057,027              6,113,106
  General Partners..............................................................             (244,814)              (239,938)
                                                                                             ---------              --------
                                                                                            5,812,213              5,873,168


                                                                                   $        8,855,302     $        9,234,737
                                                                                   =        ==========    =        =========













 The  accompanying  notes are an integral  part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


- ------------------------------------------------------------------------------------------------------------------------------------


                                                    UNITS OF
                                                     LIMITED            GENERAL            LIMITED
For the Years Ended                                PARTNERSHIP         PARTNERS'          PARTNERS'              TOTAL
December 31, 1995, 1994 and 1993                    INTEREST            DEFICIT            CAPITAL              CAPITAL
- ------------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1992.....................      10,005        $     (223,346)    $     6,303,864       $      6,080,518

Cash distributions paid or
 accrued.......................................                           (64,590)           (747,086)              (811,676)
Net income.....................................                            61,885             711,676                773,561
                                                 ----------              --------             -------                -------
Balance, December 31, 1993.....................      10,005              (226,051)          6,268,454              6,042,403

Cash distributions paid or
 accrued.......................................                           (72,597)           (830,515)              (903,112)
Net income.....................................                            58,710             675,167                733,877
                                                 ----------                ------             -------                -------
Balance, December 31, 1994.....................      10,005              (239,938)          6,113,106              5,873,168

Cash distributions paid or
 accrued.......................................                           (69,360)           (797,644)              (867,004)
Net income.....................................                            64,484             741,565                806,049
                                                 ----------                ------             -------                -------
Balance, December 31, 1995.....................      10,005        $     (244,814)    $     6,057,027       $      5,812,213
                                                     ======        =     ========     =     =========       =      =========


 The  accompanying  notes are an  integral  part of these financial statements.

STATEMENTS OF CASH FLOWS

- ------------------------------------------------------------------------------------------------------------------------------------



For the Years Ended
December 31, 1995, 1994 and 1993                                                       1995                1994                1993
- ------------------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:

  Net income...........................................................        $        806,049     $       733,877     $   773,561
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization........................................                 149,670             189,547         180,376
  Minimum lease payments received, net of
    interest income earned, on leases accounted
    for under the financing method.....................................                 227,931             204,329         184,035

  Changes in assets and liabilities:
    Increase (decrease) in accounts payable and
    accrued expenses...................................................                   1,223             (73,102)         86,177
    Decrease (increase) in other assets................................                  66,203             (71,554)        (33,627)
                                                                                         -------            --------        -------

    Net cash provided by operating activities..........................               1,251,076             983,097       1,190,522
                                                                                      ----------            --------      ---------

Cash flows from investing activities:
  Capital improvements.................................................                 (13,000)               -            (72,793)
                                                                                        --------               -----        -------

    Net cash used by investing activities..............................                 (13,000)               -            (72,793)
                                                                                        --------               -----        -------

Cash flows from financing activities:
  Principal payments on mortgage notes.................................                (252,688)           (225,067)       (201,393)
  Cash distributions paid..............................................                (934,019)           (865,623)       (832,932)
                                                                                       ---------           ---------       --------

    Net cash used by financing activities..............................              (1,186,707)         (1,090,690)     (1,034,325)
                                                                                     -----------         -----------     ----------

Net increase (decrease) in cash and cash equivalents...................                  51,369            (107,593)         83,404

Cash and cash equivalents, beginning of period.........................                 193,224             300,817         217,413
                                                                                        --------            --------        -------
Cash and cash equivalents, end of period...............................        $        244,593     $       193,224     $   300,817
                                                                               =        ========    =       ========    =   =======




The  accompanying  notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1995


1.      ORGANIZATION

        Winthrop Partners 79 (the Partnership), a limited partnership, was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership will terminate on December 31, 2008, or sooner, in accordance with the terms of the Partnership Agreement.


2.      SIGNIFICANT ACCOUNTING POLICIES

        Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Income Taxes - No provision has been made for federal, state or local income taxes in the financial statements of the Partnership. Partners are required to report on their individual tax return their allocable share of income, gains, losses, deductions and credits of the Partnership. The Partnership files its tax returns on the accrual basis. On June 15, 1979, the Internal Revenue Service issued a ruling that the Partnership will be classified as a partnership for federal income tax purposes.

        Distributions to Partners - The cash distribution due Partners for the three months ended December 31, 1995 is recorded in the accompanying financial statements as a liability and a reduction of Partners'
        capital. As provided in the Partnership Agreement, quarterly distributions are payable to Partners within 60 days after the end of the quarter.

        Cash and Cash Equivalents - Cash and cash equivalents consist of a mutual fund that invests in treasury bills and repurchase agreements maturing in three months or less. Cash equivalents are valued at cost, which approximates market value.

        Percentage Rent - The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties (percentage rent). These percentage rents are recorded on a cash basis. For the years ended December 31, 1995, 1994 and 1993, the Partnership received percentage rent totaling approximately $125,095, $116,785 and $117,118, respectively.

        Leases - The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.


2.      SIGNIFICANT ACCOUNTING POLICIES (Continued)

        (a)    Financing Method

               Under this method, minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered to be the Partnership's gross investment in the lease. Unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized over the lease term using the interest rate implicit in the lease to provide a level rate of return over the lease term.

        (b)    Operating Method

               Under this method, revenue is recognized as rentals become due, which does not materially differ from the straight-line method. Expenses (including depreciation) are charged to operations as incurred.

        Depreciation - Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the estimated useful life of each class of asset, which ranges from 5 to 40 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs, or, to the extent that the property had previously been accounted for under the financing method, the depreciable base is the fair market value at the date of implementation of operating lease accounting.

        Certain amounts from prior years have been reclassified to remain consistent with the current year's presentation.


3.      TRANSACTIONS WITH RELATED PARTIES

        One Winthrop Properties, Inc. (One Winthrop), the Managing General Partner, Winthrop Securities Co., Inc. (Winthrop Securities), the selling agent for the public offering and Winthrop Management, the manager of the properties, are wholly owned subsidiaries of First
        Winthrop Corporation, which in turn is wholly owned by Winthrop Financial Associates, A Limited Partnership (WFA).

        Winthrop Management, an affiliate of WFA, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1995, 1994 and 1993, Winthrop Management earned $23,662, $23,403 and $23,180, respectively, for managing the real properties of the Partnership.

        The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the years ended December 31, 1995, 1994 and 1993, the Partnership has paid or accrued distributions from Cash Available for Distributions, as defined in the Partnership Agreement, totaling $69,360, $72,597 and $64,590, respectively, to the General Partners.

        During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

4.      REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

        Real estate leased to others, at cost, accounted for under the operating method as of December 31, 1995 and 1994 is summarized as follows:

                                                                             1995                       1994
                      --------------------------------------------------------------------------------------------------------------


        Land........................................................   $    3,826,072            $     3,826,072
        Commercial buildings........................................        4,760,150                  4,747,150
        Less:  Accumulated depreciation.............................       (3,208,557)                (3,068,851)
                                                                           ----------                 ----------
                                                                       $    5,377,665            $     5,504,371
                                                                       =    =========            =     =========

        As of December 31, 1995 and 1994, properties (and related operating leases) with a total original cost of $3,144,090 were pledged to collateralize payment of mortgage notes payable.


        The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

                      1996..............................................................         $ 874,000
                      1997..............................................................           874,000
                      1998..............................................................           874,000
                      1999..............................................................           758,000
                      2000..............................................................           357,000
                      Thereafter........................................................           719,000

5.      REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

        Real estate leased to others, accounted for under the financing method as of December 31, 1995 and 1994 is summarized as follows:

                      --------------------------------------------------------------------------------------------------------------


                                                                             1995                       1994

                      --------------------------------------------------------------------------------------------------------------


        Minimum lease payments receivable...........................   $     3,076,358           $       3,704,527
        Unguaranteed residual value.................................         2,006,453                   2,006,453
                                                                             ---------                   ---------
                                                                             5,082,811                   5,710,980
        Less:  Unearned income......................................        (1,992,499)                 (2,388,792)
                                                                            ----------                  ----------

                                                                       $     3,090,312           $       3,322,188
                                                                       =     =========           =       =========


5. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD (Continued)

        As of December 31, 1995 and 1994, respectively, real estate and the related lease payments with a net investment in financing leases of $1,547,000 and $1,687,000 were pledged to collateralize the payment of mortgage notes payable.

        The following is a summary of the approximate minimum anticipated future
        rental  receipts,   excluding  percentage  rents,  by  year,  under  the
        noncancelable portion of the financing leases:


                      1996..............................................................         $ 647,000
                      1997..............................................................           647,000
                      1998..............................................................           647,000
                      1999..............................................................           647,000
                      2000..............................................................           237,000
                      Thereafter........................................................           169,000

6.      MORTGAGE NOTES PAYABLE

        The mortgage notes payable by the Partnership at December 31, 1995 and 1994 are as follows:

                                                                                                  1995              1994
                                                                                                  ----              ----



        Prime  rate plus 1.5%  mortgage  note,  due in monthly  installments  of
        $1,442 for  principal  plus interest  through July 1, 1995;  and monthly principle  installments of $2,980 plus interest  beginning on January 1,
        1996 through February 1, 1998, at which time the remaining
        principal and any unpaid interest is due........................................  $        496,365  $        520,800

        9-5/8% mortgage note, due in quarterly
        installments of $20,720 for principal and
        interest with a final payment of $325,880
        due at maturity on May 1, 1999..................................................           477,420           512,227

        10.115% mortgage note, due in monthly
        installments of $2,730 for principal and
        interest, maturing on December 1, 2004..........................................           192,298           204,578

        12% mortgage note, due in monthly
        installments of $12,618 for principal
        and interest, maturing on July 1, 2000..........................................           524,531           607,516

        12% mortgage note, due in monthly
        installments of $11,892 for principal
        and interest, maturing on July 1, 2000..........................................           494,339           572,543

        10-1/4% mortgage note, due in monthly
        installments of $7,662 for principal
        and interest, maturing on July 1, 2010..........................................           686,406           706,383
                                                                                                   -------           -------
        ................................................................................  $      2,871,359  $      3,124,047
                                                                                          =      =========  =      =========

        Based on the borrowing rates currently available to the Partnership for mortgage notes with similar terms, the fair value of the Partnership's aggregate mortgage note payable at December 31, 1995 is approximately
        $2,930,000.


6.      MORTGAGE NOTES PAYABLE (Continued)

        As of December 31, 1995, anticipated future principal payments by year are as follows:

                      1996..............................................................         $ 292,000
                      1997..............................................................           322,000
                      1998..............................................................           746,000
                      1999..............................................................           660,000
                      2000..............................................................           196,000
                      Thereafter........................................................           655,000


7.      TAXABLE INCOME

        The Partnership's taxable income for 1995 differs from net income for financial reporting purposes primarily due to the differences in the methods used for the recognition of depreciation and the accounting for certain real property leases under the financing method for financial reporting purposes and the operating method for tax return purposes. Taxable income for 1995 is as follows:

        Net income for financial reporting purposes..................................................   $ 806,049
             Plus:     Minimum lease payments received, net of interest
                       income earned, on leases accounted for under
                       the financing method..........................................................     227,931
             Minus:    Depreciation on leases accounted for under the
                       financing method and tax depreciation
                       adjustment....................................................................    (183,275)
                                                                                                        ---------
        Taxable income...............................................................................   $ 850,705
                                                                                                        =========


8.      STATEMENT OF CASH FLOWS

          In accordance with Statement of Financial Accounting Standards No. 95, the following details supplemental cash flow information:

                                                   1995               1994            1993
                                                 --------           --------        ------

          Cash paid for interest                 $331,185           $347,286        $370,631
                                                 ========           ========        ========

9.      SUBSEQUENT EVENT

On March 4, 1996, the Partnership reached a tentative agreement with Piedmont Clarklift, the tenant at the Greenville, South
Carolina property, pursuant to which Piedmont Clarklift will purchase the property for $1,525,000. As of December 31, 1995, the net book value of the property for financial reporting purposes was $526,550 and the property was encumbered by a mortgage note payable with a balance of $477,420.

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

- ------------------------------------------------------------------------------------------------------------------------------------


December 31, 1995                                                                  Three Months Ended               Year Ended
(Unaudited)                                                                         December 31, 1995            December 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------


1.  Statement of Cash Available for Distribution:
        Net income...........................................................        $       146,848               $     806,049
        Add:   Depreciation and amortization charges
                to income not affecting Cash Available
                for Distribution.............................................                 37,417                     149,670
               Minimum lease payments received, net of
                interest income earned, on leases
                accounted for under the financing
                method.......................................................                 59,381                     227,931
               Rent Receivable...............................................                 14,921                     (22,885)
               Prepaid mortgage .............................................                (22,467)                    (22,467)
        Less:  Mortgage principal payments...................................                (95,899)                   (271,294)
                                                                                             -------                    --------


Cash Available for Distribution..............................................        $       140,201               $     867,004
                                                                                     -       -------               -     -------

Distributions allocated to General Partners..................................        $        11,216               $      69,360
                                                                                     -        ------               -      ------

Distributions allocated to Limited Partners..................................        $       128,985               $     797,644
                                                                                     -       -------               -     -------


2. Fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates during the three months ended December 31, 1995:


               ---------------------------------------------------------------------------------------------------------------------

            Entity Receiving                                  Form of                                   (Unaudited)
              Compensation                                 Compensation                                   Amount

               ---------------------------------------------------------------------------------------------------------------------


          Winthrop Management                         Property management fees                        $        5,805
          General Partners                           Interest in Cash Available
                                                          for Distribution                            $       11,216
          WFC Realty Co., Inc.                       Interest in Cash Available
                                                          for Distribution                            $           64







All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Financial Statements and related notes or Annual Partnership Report.


                              WINTHROP PARTNERS 79
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   (ACCOUNTED FOR UNDER THE OPERATING METHOD)
                               DECEMBER 31, 1995
                                  SCHEDULE III
                                     1 of 2



                     Initial cost to Partnership & gross amount at
                      which carried as of Dec. 31, 1995 (A,B,&C)         Accumulated                          Life on which
                      ------------------------------------------
                                                                         Depreciation      Date of             Depreciation
                    Encumbrance               Buildings &               as of Dec. 31,  Construction    Date      Expense
Description             (F)          Land    Improvements      Total       1995 (D)       Completion  Acquired  is Computed
- -----------         ----------       ----    ------------      -----    --------------   -----------  -------- ------------

Land and retail
 store,
Batavia, NY       $  496,365     $  120,186  $   972,412    $1,092,598   $  721,101         1979      Aug. 1979   10-40 yrs.

Land and retail
 drug store,
 University City,
 MO                    -            239,924      661,370       901,294      515,002         1979(E)   Aug. 1979   12-35 yrs.

Land and equip-
 ment dealer-
 ship, Greenville
 County, SC          477,420        144,699    1,411,200     1,555,899      1,029,349       1979      Dec. 1979   5-40 yrs.

Land, San
 Antonio, TX (G)      -             735,238        -           735,238        -             -         Jan. 1980    -

Land, Fort
 Worth, TX (G)         -            487,180        -           487,180        -             -         Jan. 1980    -

Land, Hillside,
 IL (G)                -            261,223        -           261,223        -             -         Jan. 1980    -

Land, Hurst, TX     686,406       1,537,585        -         1,537,585        -             -         June 1980    -

Retail Store,
 Hurst, TX             -              -          492,297       492,297      114,465        1980      June 1980   7-40 yrs.

Land & super-
 market, Cedar
 Rapids, IA            -            300,037   1,222,871      1,522,908      831,225         1980      June 1980   5-40 yrs.
                  ----------     ----------  ----------     ----------   ----------

                  $1,660,191     $3,826,072  $4,760,150     $8,586,222   $3,208,557
                  ==========     ==========  ==========     ==========   ==========

(A) The cost of the properties represents the purchase price of the properties plus miscellaneous acquisition and closing costs. Included in the costs are property acquisition fees totaling $119,740 paid to the Managing General partner (See Note 3 of Notes to Financial Statements). Construction of the buildings and improvements was completed prior to their acquisition by the Partnership.

(B) The cost of real estate owned at December 31, 1995 is the same for financial statement and income tax reporting purposes.

(C) Reconciliation of real estate owned:

         Balance as of December 31, 1994......................     $ 8,573,222
         Additions during 1995................................          13,000
                                                                   -----------
         Balance as of December 31, 1995......................     $ 8,586,222
                                                                   ===========

(D)      Reconciliation of accumulated depreciation:

         Balance as of December 31, 1994......................     $ 3,068,851
         Depreciation expense during 1995.....................         139,706
                                                                      --------
         Balance as of December 31, 1995......................     $ 3,208,557
                                                                   ===========

(E) Building was originally constructed in mid-1950's. During 1979 the building was substantially remodeled in order to adapt it for its current rental use as a retail drug store.

(F) See Note 6 of Notes to Financial Statements for information regarding the terms of the various encumbrances.

(G) The total encumbrance for these properties is disclosed on Schedule XI, 2 of 2 - Real estate and Interest Income Earned as the buildings and improvements are accounted for under the financing method.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   (ACCOUNTED FOR UNDER THE FINANCING METHOD)
                               DECEMBER 31, 1995
                                  SCHEDULE III
                                     2 of 2

                                                            Minimum Lease
                                      Net Investment        payments received
                                      in financing          net of interest                                      Length of lease
                     Encumbrance      leases at point       income earned at         Date of        Date         on which interest
Description              (A)          of purchase (B)       December 31, 1995 (C)   Completion    Acquired       income is computed
- -----------          -----------      ---------------       ---------------------   -----------   --------       ------------------

Retail store,
 San Antonio, TX     $  524,531       $1,251,891            $  711,381              1980          Jan. 1980      20.5 years

Retail store,
 Fort Worth, TX         494,339        1,386,589               754,406              1980          Jan. 1980      20.5 years

Retail nursery,
 Hillside, IL           192,298          444,785                70,205              1980          Jan. 1980      25 years

Land and super-
 market,
 Chippewa Falls, WI       -            1,380,816               406,618              1980          June 1980      20 years

Land and retail
 store, Mexia, TX          -             977,665               404,879              1980          Oct. 1980      20 years
                     ----------       ----------            ----------

                     $1,211,168       $5,441,746            $2,347,489
                     ==========       ==========            ==========






(A) See Note 6 of Notes to Financial Statements for information regarding the terms of the various encumbrances.

(B) The net investment in financing leases at the point of purchase reflects the purchase price of the properties plus miscellaneous acquisition and closing costs. Included in the costs are property acquisition fees totaling $180,260 paid to the Managing General Partner (See Note 3 of Notes to Financial Statement). The net investment at the point of purchase is as follows:

                  Minimum lease payments receivable...........         $ 14,266,894
                  Plus:  Unguaranteed residual................            2,006,453
                  Minus:  Unearned income.....................          (10,831,601)
                                                                       ------------
                  Net Investment..............................         $  5,441,746
                                                                       ============

(C) Reconciliation of minimum lease payments received net of interest income earned:

                  Balance as of December 31, 1994.............         $  2,119,558
                  Minimum lease payments received net of
                   interest income earned during 1995.........              227,931
                                                                       ------------
                  Balance as of December 31, 1995.............         $  2,347,489
                                                                       ============






Item 9.  Changes in and Disagreements on Accounting and Financial
               Disclosure.

         None

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant.

       (a) and (b) Identification of Directors and Executive Officers. Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1996, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:


                                                           Has Served as
                                Position Held with the     a Director or
  Name and Age                 Managing General Partner   Officer Since

Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Ronald Kravit                Director                     7-95

W. Edward Scheetz            Director                     7-95

Richard J. McCready          President and
                             Chief Operating Officer      7-95

Jeffrey Furber               Executive Vice President     7-95
                             and Clerk

Anthony R. Page              Chief Financial Officer      8-95
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

       (c)    Identification of Certain Significant Employees.   None.

       (d)    Family Relationships.   None.

       (e) Business Experience. The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of the Managing General Partner, described above in Items 10(a) and (b), are as follows:

     Michael L. Ashner, age 44, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and
Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     W. Edward Scheetz, age 31, has been a Director of WFA since July 1995. Mr. Scheetz was a director of NPI from October 1994 until January 1996. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.

     Ronald Kravit, age 39, has been a Director of WFA since July 1995. Mr. Kravit has been associated with Apollo since August 1995. From October 1993 to August 1995, Mr. Kravit was a Senior Vice President with G. Soros Realty Advisors/Reichman International. Mr. Kravit was a Vice President and Chief Financial Officer of MAXXAM Property Company from July 1991 to October 1993. Mr. Kravit received a Masters of Business Administration from The Wharton School and a B.S. in Business Administration from Georgetown University

     Richard J. McCready, age 37, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

     Jeffrey Furber, age 36, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Anthony R. Page, age 32, has been the Chief Financial Officer for WFA since August 1995. From July, 1994 to August 1995, Mr. Page was a Vice President with Victor Capital Group, L.P. and from 1990 to July 1994, Mr. Page was a Managing Director with Principal Venture Group. Victor Capital and Principal Venture are investment banks emphasizing on real estate securities, mergers and acquisitions.

     Peter Braverman, age 44, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty-Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Winthrop Financial Associates, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership and Winthrop Apartment Investors Limited Partnership.

     (f)  Involvement in Certain Legal Proceedings.   None.

Item 11.  Executive Compensation.

     Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions.")


Item 12.  Security Ownership of Certain Beneficial Owners and
                Management.

       (a)  Security Ownership of Certain Beneficial Owners.

     No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 1996. Under the Partnership Agreement (incorporated herein by reference), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

     Under the Partnership Agreement, the right to manage the business of the Partnership is vested in the General Partners and is generally to be exercised only by the Managing General Partner, although the consent of the Associate General Partner is required for all purchases, financings, refinancings and sales or other dispositions of the Partnership's real properties and with respect to certain other matters. See Item 1 above for a description of the General Partners.

     (b)  Security Ownership of Management.

     At March 1, 1996, the partners of WFA and the officers, directors and the general partner of the General Partners owned as a group 5 Units representing less than 1% of the total number of Units outstanding.

     (c)  Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership except as follows.

         In connection with its acquisition of control of Linnaeus, Londonderry II issued NACC a $22 million non-recourse purchase money note due 1998 (the "Purchase Money Note"), as set forth in a loan agreement, dated as of July 14, 1995, by and between NACC and Londonderry
II. Initial security for the Purchase Money Note includes, among other things, the partnership interests in W.L.
Realty acquired by Londonderry II and the W.L. Realty partnership interest in Linnaeus. Accordingly, if Londonderry II does not satisfy its obligations under the Purchase Money Note, NACC would have the right to foreclose upon this security and, as result, would gain control of the Partnership.

Item 13.  Certain Relationship and Related Transactions.

       Under  the  Partnership   Agreement,   the  General  Partners  and  their
affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. Pursuant to Section 4.1 of the Partnership Agreement, the General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the years ended December 31, 1995, 1994 and 1993, the Partnership has paid or accrued distributions from Cash Available for Distributions, as defined in the Partnership Agreement, totaling $69,360, $72,597 and $64,590, respectively, to the General Partners.

       During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

     WFC Realty Co., Inc. owns five $1,000 limited partnership units and receives its proportionate share of Cash Available for Distribution, pursuant to
Section 4.1 of the Partnership Agreement.

       Pursuant to Section 5.3A (iii) of the Partnership Agreement, Winthrop Management receives a Property Management fee equal to 1.5% of cash receipts in excess of cash expenditures other than expenditures for the management fee, debt service payments and capital improvements. For the years ended December 31, 1995, 1994 and 1993, Winthrop Management earned $23,662, $23,403 and $23,180, respectively, for managing the real properties of the Partnership

       For the year ended December 31, 1995, the Partnership allocated $25,521 of taxable income to the Managing General Partner, $42,535 of taxable income to the Associate General Partner and $391 of taxable income to the Initial Limited Partner.

                                                      PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

(a)(1)(2)         Financial Statements and Financial Statement Schedules:

                           See Item 8 of this Form 10-K for Financial Statements of the Partnership, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

                (a) (3)          Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual
                Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

                                                    SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 1996.

                                       WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                       By:   ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner

                                               By: /s/ Michael L. Ashner
                                                       Michael L. Ashner
                                                       Chief Executive Officer



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name           Title                         Date

/s/ Michael Ashner    Chief Executive            March 27, 1996
- ------------------
Michael Ashner        Officer and Director


/s/ Ronald Kravit     Director                   March 27, 1996
Ronald Kravit


/s/ Anthony R. Page   Chief Financial Officer    March 27, 1996
Anthony R. Page

                                                 INDEX TO EXHIBITS

Exhibit                                                     Page

   3  Amended and Restated Agreement of Limited             (a)
      Partnership of Winthrop Partners 79 Limited
      Partnership dated as of April 4, 1979

   4(a)           See Exhibit 3

   4(b) Documents which define the rights of holders of long-term debt of the Partnership are included in Exhibits 10(b), 10(h), 10(i), 10(j), 10(k) and 10(l)

  10(a)   Property Management Agreement between             (b)
          Winthrop Partners 79 Limited Partnership
          and WP Management Co., Inc. dated March 13,
          1979

  10(b)   Property Management Subcontract between           (b)
          WP Management Co., Inc. dated August 1,
          1979

  10(c)   Turnkey Agreement between McWethy Development     (b)
          Corporation and Winthrop Financial Co., Inc.
          dated December 7, 1978 and related Conforming
          Documents dated December 7, 1978, letter from
          Winthrop Financial Co., Inc. dated December 7,
          1978, and letter from Messrs. Dibble Koff
          Lane Stern & Stern dated January 12, 1979

  10(d)   Contract of Sale between Hayden Cutler and        (b)
          Winthrop Financial Co., Inc. dated March 22,
          1979

  10(e)   Property Management Subcontract between           (b)
          WP Management Co., Inc. and Winthrop/Dolben
          Management Co., Inc. dated as of August 1, 1979

  10(f)   Amendment dated as of August 1, 1979 to           (b)
          Property Management Agreement between Winthrop Partners 79 Limited Partnership and WP Management Co., Inc.
  10(g)   Documents relating to the J.C. Penney             (c)

          Company, Inc. property in Batavia, New York

  10(h)   Documents relating to the Toys "R" Us,            (d)
          Inc. ("Toys") property in San Antonio, Texas

  10(i)   Documents relating to the Toys property in        (d)
          Fort Worth, Texas

  10(j)   Documents relating to the Frank's Nursery         (d)
          Sales, Inc. property in Hillside, Illinois

  10(k)   Documents relating to the Handy Dan               (b)
          Hardware, Inc. property in Hurst, Texas

  10(l)   Lease by and between the Partnership              (e)
          and Creative Paint and Wallpaper, Inc.
          dated January 31, 1991

  10(m)   Lease by and between the Partnership and          (e)
          B & G, Inc., d/b/a Splash Pools and Spas, dated January 17, 1991

  10(n)   Documents relating to the J.W. Burress,           (b)
          Incorporated property in Greenville County,
          South Carolina

  10(o)   Agreement of Purchase and Sale between            (b)
          Lucky Stores, Inc. and Winthrop Financial
          Co., Inc. dated November 16, 1979

  10(p)   Documents relating to the National                (f)
          Super Markets, Inc. store in Chippewa
          Falls, Wisconsin

  10(o)   Documents relating to the Wal-Mart Stores,        (g)
          Inc. property in Mexia, Texas

  10(p)   Documents relating to the Walgreen Co.            (h)
          property in University City, Missouri

(a) Filed as an Exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31 1994 and incorporated herein by reference.

(b)  Filed as an exhibit to the Partnership's Registration
Statement on Form S-11, File No. 2-63216, and incorporated herein by reference.

(c) Filed as exhibits to the Partnership's Current Report on Form 8-K dated September 12, 1979, and incorporated herein by reference.

(d) Filed as exhibits to the Partnership's Current Report on Form 8-K dated January 25, 1980, and incorporated herein by reference.

(e) Filed as an exhibit to the Partnership's Annual Report on Form 10-K dated March 31,1992 and incorporated herein by reference.

(f) Filed as exhibits to the Partnership's Current Report on Form 8-K dated May 30, 1980, and incorporated herein by reference.

(g) Filed as exhibits to the Partnership's Current Report on Form 8-K dated November 14, 1980, and incorporated herein by reference.

(h) Filed as exhibits to the Partnership's Current Report on Form 8-K dated September 12, 1979, and incorporated herein by reference.