Form 10QSB
period 1996-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1996-05-15
CIK 277886

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9244

                    Winthrop Partners 79 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Massachusetts                                   04-2654152
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              One International Place, Boston, Massachusetts   02110
              ---------------------------------------------------------
               (Address of principal executive office)       (Zip Code)

        Registrant's telephone number, including area code (617) 330-8600




Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                                     1 of 10

       WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)
                                                       March 31,    December 31,
                                                         1996          1995
Assets

Real Estate Leased to Others:

Accounted for under the operating method, at
  cost, net of accumulated depreciation of
  $3,242,000 (1996) and $3,208,000 (1995)            $ 5,344,000    $ 5,378,000
Accounted for under the financing method               3,025,000      3,090,000
                                                     -----------    -----------

                                                       8,369,000      8,468,000

Other Assets:

Cash and cash equivalents                                439,000        244,000
Other, net of accumulated amortization of
  $60,000 (1996) and $57,000 (1995)                      164,000        143,000
                                                     -----------    -----------

    Total Assets                                     $ 8,972,000    $ 8,855,000
                                                     ===========    ===========
Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                               $ 2,806,000    $ 2,871,000
Accounts payable and accrued expenses                     37,000         30,000
Distributions payable to partners                        313,000        142,000
                                                     -----------    -----------

    Total Liabilities                                  3,156,000      3,043,000
                                                     -----------    -----------
Partners Capital:

Limited Partners -
  Units of Limited Partnership Interest,
  $1,000 stated value per Unit; authorized
  issued and outstanding - 10,005 Units                6,061,000      6,057,000
General Partners (Deficit)                              (245,000)      (245,000)
                                                     -----------    -----------

    Total Partners' Capital                            5,816,000      5,812,000
                                                     -----------    -----------

    Total Liabilities and Partners' Capital          $ 8,972,000    $ 8,855,000
                                                     ===========    ===========





                       See notes to financial statements.

                                     2 of 10

       WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996

Statements of Income (Unaudited)

                                                      For the Three Months Ended
                                                        March 31,     March 31,
                                                          1996          1995

Income

  Rental income from real estate leases accounted
    for under the operating method                       $357,000    $277,000
  Interest on short-term investments                        2,000       2,000
  Interest income on real estate leases accounted
    for under the financing method                         96,000     102,000
                                                         --------    --------

                                                          455,000     381,000
                                                         --------    --------
Expenses:

  Interest                                                 75,000      77,000
  Depreciation and amortization                            37,000      37,000
  Management fees                                           7,000       6,000
  General and administrative                               21,000      20,000
                                                         --------    --------

    Total expenses                                        140,000     140,000
                                                         --------    --------

Net income                                               $315,000    $241,000
                                                         ========    ========

Net income per Unit of Limited Partnership Interest      $  28.99    $  22.16
                                                         ========    ========

Distributions per Unit of Limited Partnership Interest   $  28.59    $  24.53
                                                         ========    ========




                       See notes to financial statements.


                                     3 of 10

       WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996



Statement of Partners' Capital (Unaudited)

                                  Units of
                                  Limited     General    Limited
                                Partnership  Partners'   Partners'     Total
                                  Interest    Deficit    Capital      Capital


Balance - January 1, 1996         10,005   $(245,000)  $ 6,057,000   $5,812,000

   Cash distributions accrued                (25,000)     (286,000)    (311,000)
   Net income                                 25,000       290,000      315,000
                                 -------   ---------   -----------   ----------

Balance - March 31, 1996          10,005   $(245,000)  $ 6,061,000   $5,816,000
                                 =======   =========   ===========   ==========




                       See notes to financial statements.

                                     4 of 10

       WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996


Statements of Cash Flows (Unaudited)
                                                                 For the Three Months Ended
                                                                    March 31,    March 31,
                                                                      1996         1995

Cash Flows from Operating Activities:

Net income                                                          $ 315,000   $ 241,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                     37,000      37,000
     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method     65,000      55,000
Changes in assets and liabilities:
     Increase in accounts payable and accrued expenses                  7,000      10,000

     (Increase) in other assets                                       (25,000)    (18,000)
                                                                    ---------   ---------

Net cash provided by operating activities                             399,000     325,000
                                                                    ---------   ---------

Cash Flows From Financing Activities:

     Principal payments on mortgage notes                             (65,000)    (60,000)
     Cash distributions paid                                         (139,000)   (186,000)
                                                                    ---------   ---------

     Cash used by financing activities                               (204,000)   (246,000)
                                                                    ---------   ---------

Net increase in cash and cash equivalents                             195,000      79,000

Cash and cash equivalents, beginning of period                        244,000     193,000
                                                                    ---------   ---------

Cash and cash equivalents, end of period                            $ 439,000   $ 272,000
                                                                    =========   =========

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                                         $  72,000   $  76,000
                                                                    =========   =========




                       See notes to financial statements.

                                     5 of 10

            WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         Management fees paid by the Partnership to Winthrop Management, an affiliate of the General Partner, totaled $7,000 and $6,000 during the three months ended March 31, 1996 and 1995, respectively. For the three months ended March 31, 1996 $25,000 of distributions were accrued to the general partners.




                                     6 of 10

            WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Item 2. Management's Discussion and Analysis or Plan of Operation.


This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

All of the Partnership's properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between two and twelve years. The Partnership receives rental income and interest income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes.

The level of liquidity based on cash and cash equivalents experienced a $195,000 increase at March 31, 1996, as compared to December 31, 1995. The Partnership's $399,000 of cash provided by operating activities was only partially offset by $65,000 of cash used for mortgage payments and $139,000 of partner distributions (financing activities). Cash provided by operating activities improved at March

31, 1996 as compared to March 31, 1995 primarily due to an increase in rental income.

The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. The Partnership's rental and interest income was sufficient for the three months ended March 31, 1996, and is expected to be sufficient in future periods, to pay all of these amounts as well as to provide for cash distributions to the Partners from operations.

The Partnership has continued to make quarterly distributions to its partners from operating revenue since inception. Based on the projected revenue and expenses of the Partnership, it is expected that quarterly distributions will continue to be made to its partners in the foreseeable future.

The Partnership does not anticipate that it will have any substantial requirements for capital resources until February 1, 1998, at which time a mortgage note secured by the J.C. Penney property will have a balloon payment due.

The Partnership invests its working capital reserves in a money market account or repurchase agreements secured by United States Treasury obligations.

Subsequent Event

The Partnership has reached a tentative agreement with Piedmont Clarklift, the tenant at the Greenville, South Carolina property, pursuant to which Piedmont Clarklift will purchase the property for $1,518,000. The sale of this property is contingent upon numerous conditions. It is anticipated that if the property is sold, net proceeds will be distributed to limited partners.




                                      7 of 10

            WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996


Item 2. Management's Discussion and Analysis or Plan of Operation.
        (Continued)


Results of Operations

Three Months ended March 31, 1996 vs. March 31, 1995

Operating results improved $74,000 for the three months ended March 31, 1996 as compared to 1995 due to an increase in revenues of $74,000.


Revenues increased by $74,000 for the three months ended March 31, 1996 as compared to 1995 due to an increase in rental income of $80,000 which was partially offset by a decrease of $6,000 in interest income on real estate leases accounted for under the financing method. Rental revenues increased primarily due to the receipt of contingent rental payments at certain of the Partnership's properties.

Expenses remained constant for the three months ended March 31, 1996 as compared to 1995. Increases of $1,000 in management fees and $1,000 in general and administrative expenses were offset by a decrease in interest expense of $2,000. All other expense items remained substantially the same for the three months ended March 31, 1996 as compared to 1995.




                                     8 of 10

            WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996


Part II - Other Information


Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b) Reports on Form 8K: In February 1996, a current report on Form 8-K was filed with respect to a mailing to limited partners (Item 5. "Other Event").




                                     9 of 10

             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        BY:   ONE WINTHROP PROPERTIES, INC.
                              Managing General Partner



                              BY:   ____________________________________
                                    Michael L. Ashner
                                    Chief Executive Officer and Director


                              BY:   ____________________________________
                                    Edward V. Williams
                                    Chief Financial Officer





                                    Dated: May 13, 1996


                                    10 of 10