Form 10QSB
period 1996-06-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1996-08-13
CIK 277886

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-9224

                    Winthrop Partners 79 Limited Partnership
       (Exact name of small business issuer as specified in its charter)

       Massachusetts                                  04-2654152
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       One International Place, Boston, Massachusetts      02110
           (Address of principal executive office)       (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No_____

                                    1 of 12

              WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)
(In Thousands, Except Unit Data)
                                                      June 30,     December 31,
                                                        1996           1995
                                                      --------     ------------
Assets

Real Estate Leased to Others:
Accounted for under the operating method,
   at cost, net of accumulated depreciation
   and allowance for impairment of value
   $3,776 (1996) and $3,208 (1995)                    $  4,810       $    5,378
Accounted for under the financing method                 2,957            3,090
                                                      --------       ----------
                                                         7,767            8,468
Other Assets:
Cash and cash equivalents                                 333               244
Other, net of accumulated amortization of
    $63 (1996) and $57 (1995)                             163               143
                                                      -------        ----------
       Total Assets                                   $ 8,263        $    8,855
                                                      =======        ==========
Liabilities and Partners' Capital

Liabilities:
Mortgage notes payable                                $ 2,729        $    2,871
Accounts payable and accrued expenses                      49                30
Distributions payable to partners                         213               142
                                                      -------        ----------
           Total Liabilities                            2,991             3,043
                                                      =======        ==========
Partners Capital:
Limited Partners -
    Units of Limited Partnership Interest,
    $1,000 stated value per Unit; authorized
    issued and outstanding - 10,005 Units               5,560             6,057
General Partners (Deficit)                               (288)             (245)
                                                      -------        ----------
       Total Partners' Capital                          5,272             5,812
                                                      -------        ----------
       Total Liabilities and Partners' Capital        $ 8,263        $    8,855
                                                      =======        ==========

                       See notes to financial statements.

                                    2 of 12

       WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1996

Statements of Income (Unaudited)
(In Thousands, Except Unit Data)
                                                              For the Three         For the Six
                                                               Months Ended         Months Ended
                                                            June 30,   June 30,   June 30,   June 30,
                                                              1996       1995       1996       1995
                                                            --------   --------   --------   --------
Income
   Rental income from real estate leases accounted
      for under the operating method                         $   221     $ 277     $ 578      $ 554
   Interest on short-term investments                              5         6         7          8
   Interest income on real estate leases accounted
     for under the financing method                               94       101       190        203
                                                             -------     -----     -----      -----
     Total income                                                320       384       775        765
                                                             -------     -----     -----      -----
Expenses:
   Interest                                                       74        87       149        163
   Provision for impairment of value                             500        --       500         --
   Depreciation and amortization                                  36        38        73         75
   Management fees                                                 6         6        13         13
   General and administrative                                     34        23        55         43
                                                             -------     -----     -----      -----
     Total expenses                                              650       154       790        294
                                                             -------     -----     -----      -----
Net (Loss) income                                            $  (330)    $ 230     $ (15)     $ 471
                                                             =======     =====     =====      =====
Net (loss) income per Unit of Limited
   Partnership Interest                                      $(30.38)    $21.18    $(1.40)    $43.34
                                                             =======     ======    ======     ======
Distributions per Unit of Limited Partnership Interest       $ 19.69     $23.25    $48.28     $47.78
                                                             =======     ======    ======     ======

                       See notes to financial statements.

                                    3 of 12

       WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1996

Statement of Partners' Capital (Unaudited)
(In Thousands, Except Unit Data)
                                   Units of
                                   Limited       General   Limited
                                  Partnership   Partners'  Partners'   Total
                                   Interest      Deficit    Capital   Capital
                                  -----------   ---------  ---------  -------
 Balance - January 1, 1996          10,005        $(245)     $6,057    $5,812
    Distributions                                   (42)       (483)     (525)
    Net loss                                         (1)        (14)      (15)
                                    ------        -----      ------    ------
 Balance - June 30, 1996            10,005        $(288)     $5,560    $5,272
                                    ======        =====      ======    ======

                       See notes to financial statements.

                                    4 of 12

       WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1996

Statements of Cash Flows (Unaudited)
(In Thousands)
                                                    For the Six Months Ended
                                                  June 30, 1996   June 30, 1995
                                                  -------------   -------------
Cash Flows from Operating Activities:
Net (loss) income                                     $ (15)          $ 471
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                         73              75
   Provision for impairment of value                    500              --
   Minimum lease payments received, net of
    interest income earned, on leases
    accounted for under the financing method            133             111
Changes in assets and liabilities:
   (Increase) decrease in other assets                  (26)              1
   Increase in accounts payable and accrued
    expenses                                             19              42
                                                      -----           -----
Net cash provided by operating activities               684             700
                                                      -----           -----
Cash Flows From Financing Activities:
   Principal payments on mortgage notes                (142)           (122)
   Cash distributions                                  (453)           (519)
                                                      -----           -----
   Cash used in financing activities                   (595)           (641)
                                                      -----           -----
Net increase in cash and cash equivalents                89              59
Cash and cash equivalents, beginning of
 period                                                 244             193
                                                      -----           -----
Cash and cash equivalents, end of period              $ 333           $ 252
                                                      =====           =====
Supplemental Disclosure of Cash Flow
 Information -
     Cash paid for interest                           $ 149           $ 163
                                                      =====           =====

                       See notes to financial statements.

                                    5 of 12

            WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 JUNE 30, 1996

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. General

   The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's report on Form 10-K for the year ended December 31, 1995.

   The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

   The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. Related Party Transactions

   Management fees paid by the Partnership to an affiliate of the Managing General Partner, totaled $13,000 during the six months ended June 30, 1996 and 1995.

3. Accounting Change

   On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

   In June 1996, the Partnership determined that based upon current economic conditions and projected operational cash flow the decline in value of the Partnership's property located in Hurst, Texas was other than temporary and that recovery of its carrying value was not likely. Accordingly, a provision for impairment of value of $500,000 was recognized by the Partnership to reduce the property's carrying value to an amount equal to its estimated fair value.

4. Subsequent Event - Sale of Property

   The Partnership sold its Greenville, South Carolina property to an affiliate of the tenant at the property on August 1, 1996 for $1,518,000. Net proceeds of approximately $1,000,000 will be distributed to the partners and a gain on disposition of approximately $1,000,000 will be recorded during the third quarter of 1996.

                                    6 of 12

             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10-QSB

                                 JUNE 30, 1996

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operation.

This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

All of the Partnership's properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between one and one half and eleven and one half years. The Partnership receives rental income and interest income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes.

The level of liquidity based on cash and cash equivalents experienced an $89,000 increase at June 30, 1996, as compared to December 31, 1995. The Partnership's $684,000 of cash provided by operating activities was only partially offset by $142,000 of cash used for mortgage payments and $453,000 of partner distributions (financing activities). The Partnership invests its working capital reserves in a money market mutual fund.

The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. The Partnership's rental and interest income was sufficient for the six months ended June 30, 1996, and is expected to be sufficient in future periods, to pay the Partnership's operating expenses. Upon expiration of tenant leases the Partnership will be required to either sell the properties or procure new tenants. The Partnership maintains cash reserves required for potential capital improvements in order to re-lease the properties.

The Partnership has continued to make quarterly distributions to its partners from operating revenue since inception. Based on the projected revenue and expenses of the Partnership, it is expected that quarterly distributions will continue to be made through the third quarter of 1996. The Managing General Partner is evaluating the propriety of future cash distributions at their current level, or at all, in light of the J.C. Penney lease expiration on February 1, 1998. In addition, on February 1, 1998, the mortgage note secured by the J.C. Penney property matures with a balloon payment due of approximately $425,000. Additional balloon payments are required on Partnership properties between 1999 and 2010. If, at that time, the Partnership is unable to extend or refinance the mortgage notes or sell the properties, the properties could be lost through foreclosure.

                                    7 of 12

             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10-QSB

                                 JUNE 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation.
        (Continued)

Liquidity and Capital Resources (Continued)

The Partnership sold its Greenville, South Carolina property to an affiliate of the tenant at the property on August 1, 1996 for $1,518,000. Net proceeds of approximately $1,000,000 will be distributed to the partners and a gain on disposition of approximately $1,000,000 will be recorded during the third quarter of 1996.

Results of Operations

Net income decreased by $486,000 for the six months ended June 30, 1996 as compared to 1995, due to a $500,000 provision for impairment of value recorded in the three months ended June 30, 1996 on the Partnership's property located in Hurst, Texas. Rental income decreased by $56,000 for the three months ended June 30, 1996, as compared to the prior comparable period, due to the timing of contingent rental payments. General and administrative expenses increased for the six months ended June 30, 1996, as compared to 1995, due to an increase in professional fees and related costs. Other expenses remained relatively constant.

                                    8 of 12

             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10-QSB

                                 JUNE 30, 1996

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            27. Financial Data Schedule

            99. Supplementary Information Required Pursuant to Section 9.4 of
                the Partnership Agreement.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                    9 of 12

             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10-QSB

                                 JUNE 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BY: ONE WINTHROP PROPERTIES, INC.
                                       Managing General Partner

                                       BY: /s/ Michael L. Ashner
                                           Michael L. Ashner
                                           Chief Executive Officer and Director

                                       BY: /s/ Edward V. Williams
                                           Edward V. Williams
                                           Chief Financial Officer

                                           Dated: August 13, 1996

                                    10 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                 JUNE 30, 1996

Exhibit Index

    Exhibit                                                            Page No.
    -------                                                            --------

27. Financial Data Schedule                                                --

99. Supplementary Information Required Pursuant to
    Section 9.4 of the Partnership Agreement.                              12

                                    11 of 12