Form 10QSB
period 1996-09-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1996-11-08
CIK 277886

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


                                    1 of 12

             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Balance Sheets (Unaudited)
                                                                                 September 30,            December 31,
(In Thousands, Except Unit Data)                                                     1996                     1995
                                                                              --------------------    ---------------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation
     of $2,255 (1996) and $3,208 (1995)                                       $             4,276     $              5,378
Accounted for under the financing method                                                    2,887                    3,090
                                                                              --------------------    ---------------------

                                                                                            7,163                    8,468


Other Assets:

Cash and cash equivalents                                                                   1,399                      244
Other, net of accumulated amortization of
   $66 (1996) and $57 (1995)                                                                  147                      143
                                                                              --------------------    ---------------------

         Total Assets                                                         $             8,709     $              8,855
                                                                              ====================    =====================

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                                                        $             2,206     $              2,871
Accounts payable and accrued expenses                                                          49                       30
Distributions payable to partners                                                           1,097                      142
                                                                              --------------------    ---------------------

         Total Liabilities                                                                  3,352                    3,043
                                                                              --------------------    ---------------------

Partners Capital:


Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                                                    5,556                    6,057
General Partners (Deficit)                                                                   (199)                    (245)
                                                                              --------------------    ---------------------

         Total Partners' Capital                                                            5,357                    5,812
                                                                              --------------------    ---------------------

         Total Liabilities and Partners' Capital                              $             8,709     $              8,855
                                                                              ====================    =====================


                      See notes to financial statements.

                                    2 of 12

             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB
                              SEPTEMBER 30, 1996

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                                For the Three Months Ended    For the Nine Months Ended
                                                               September 30,  September 30,   September 30,  September 30,
                                                                   1996          1995            1996           1995
                                                               ------------   -------------   -------------  -------------
Income

   Rental income from real estate leases accounted
      for under the operating method                              $  187        $  209        $  765        $  763
   Interest on short-term investments                                 13             3            20            11
   Interest income on real estate leases accounted
     for under the financing method                                   93            99           283           302
   Gain on sale of property                                        1,018            --         1,018            --
                                                                  ------        ------        ------        ------

     Total income                                                  1,311           311         2,086         1,076
                                                                  ------        ------        ------        ------

Expenses

   Interest                                                           72            75           221           239
   Loss due to impairment of real estate                              --            --           500            --
   Depreciation and amortization                                      31            37           104           112
   Management fees                                                     5             6            18            18
   General and administrative                                         20             5            75            48
                                                                  ------        ------        ------        ------

     Total expenses                                                  128           123           918           417
                                                                  ------        ------        ------        ------

Net income                                                        $1,183        $  188        $1,168        $  659
                                                                  ======        ======        ======        ======

Net income allocated to general partners                          $   94        $   15        $   93        $   53
                                                                  ======        ======        ======        ======

Net income allocated to limited partners                          $1,089        $  173        $1,075        $  606
                                                                  ======        ======        ======        ======

Net income per Unit of Limited Partnership Interest              $108.85        $17.29       $107.45        $60.57
                                                                 =======        ======       =======        ======

Distribution per Unit of Limited Partnership Interest            $109.25        $19.26       $157.52        $67.03
                                                                 =======        ======       =======        ======

                      See notes to financial statements.

                                    3 of 12

             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB

                              SEPTEMBER 30, 1996


Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)                   Units of
                                                  Limited              General              Limited
                                                Partnership           Partners'            Partners'              Total
                                                  Interest            Deficit               Capital              Capital
                                              -----------------  -------------------  ------------------   --------------------

Balance - January 1, 1996                               10,005   $             (245)  $            6,057   $             5,812

   Distributions                                                                (47)              (1,576)               (1,623)
   Net income                                                                    93                1,075                 1,168
                                              -----------------  -------------------  -------------------  --------------------

Balance - September 30, 1996                            10,005   $             (199)  $            5,556   $             5,357
                                              =================  ===================  ===================  ====================


                      See notes to financial statements.

                                    4 of 12

             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB

                              SEPTEMBER 30, 1996


Statements of Cash Flows (Unaudited)
                                                                                        For the Nine Months Ended
(In Thousands)                                                                    September 30,           September 30,
                                                                                      1996                    1995
                                                                              --------------------    ---------------------
Cash Flows from Operating Activities:

Net income                                                                    $             1,168     $                659
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                            104                      112
     Loss due to impairment of real estate                                                    500                        -
     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                            203                      172
Changes in assets and liabilities:
     (Increase) decrease in other assets                                                      (13)                      41
     Increase in accounts payable and accrued expenses                                         19                        9
     Gain on sale of property                                                              (1,018)                       -
                                                                              --------------------    ---------------------
Net cash provided by operating activities                                                     963                      993
                                                                              --------------------    ---------------------

Cash Flows From Investing Activities:

     Improvements to property                                                                   -                      (13)
     Proceeds from sale of property                                                         1,525                        -
                                                                              --------------------    ---------------------
     Cash provided by (used in) investing activities                                        1,525                      (13)
                                                                              --------------------    ---------------------

Cash Flows From Financing Activities:

     Principal payments on mortgage notes                                                    (206)                    (175)
     Repayment of mortgage note                                                              (459)                       -
     Cash distributions                                                                      (668)                    (725)
                                                                              --------------------    ---------------------
     Cash used in financing activities                                                     (1,333)                    (900)
                                                                              --------------------    ---------------------

Net increase in cash and cash equivalents                                                   1,155                       80

Cash and cash equivalents, beginning of period                                                244                      193
                                                                              --------------------    ---------------------
Cash and cash equivalents, end of period                                      $             1,399     $                273
                                                                              ====================    =====================
Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                                                   $               229     $                266
                                                                              ====================    =====================

                      See notes to financial statements.

                                    5 of 12

           WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10 - QSB

                              SEPTEMBER 30, 1996

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's report on Form 10-K for the year ended December 31, 1995.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

             The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $18,000 during the nine months ended September 30, 1996 and 1995.

3.           Accounting Change

             On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

             In June 1996, the Partnership determined that based upon current economic conditions and projected operational cash flow the decline in value of the Partnership's property located in Hurst, Texas was other than temporary and that recovery of its carrying value was not likely. Accordingly, a loss for impairment of value of $500,000 was recognized by the Partnership to reduce the property's carrying value to an amount equal to its estimated fair value.


4.           Sale of Property

             The Partnership sold its property located in Greenville, South Carolina to an affiliate of the tenant at the property on August 1, 1996 for $1,525,000, resulting in a gain of $1,018,000. Net proceeds of $1,040,000 from the sale is expected to be distributed to the partners.


                                    6 of 12

           WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10 - QSB

                              SEPTEMBER 30, 1996


Item 2.      Management's Discussion and Analysis or Plan of Operation.


This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

All of the Partnership's properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately one and eleven years. The Partnership receives rental income and interest income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes.

The level of liquidity based on cash and cash equivalents experienced an $1,155,000 increase at September 30, 1996, as compared to December 31, 1995. The Partnership's $963,000 of cash provided by operating activities along with $1,525,000 of cash provided by investing activities from the sale of its Greenville, South Carolina property were only partially offset by $665,000 of cash used for mortgage payments and $668,000 of partner distributions (financing activities). The Partnership invests its working capital reserves in a money market mutual fund.

The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 1996, and is expected to be sufficient in future periods, to pay the Partnership's operating expenses. Upon expiration of tenant leases the Partnership will be required to either sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.


The Partnership has continued to make quarterly distributions to its partners from operating revenue since inception. It is expected that a distribution of approximately $1,100,000 (which includes $1,040,000 of net proceeds from the aforementioned sale) will be made in the fourth quarter of 1996. The Managing General Partner is evaluating the propriety of future cash distributions at their current level, or at all, in light of the J.C. Penney lease expiration on February 1, 1998 and balloon payments comnig due on mortgages. On February 1, 1998, the mortgage note secured by the J.C. Penney property matures with a balloon payment due of approximately $425,000. Additional balloon payments are required on Partnership properties between 1999 and 2010. If, at that time, the Partnership is unable to extend or refinance the mortgage notes or sell the properties, the properties could be lost through foreclosure.


                                    7 of 12

           WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10 - QSB

                              SEPTEMBER 30, 1996


Item 2.       Management's Discussion and Analysis or Plan of Operation.
              (Continued)


Results of Operations

Net income increased by $509,000 for the nine months ended September 30, 1996 as compared to 1995, due to the gain on sale of property of $1,018,000, which was only partially offset by a $500,000 loss for impairment of value recorded in June, 1996 on the Partnership's property located in Hurst, Texas. Net income increased by $995,000 for the three months ended September 30, 1996 as compared to 1995 as a result of the aforementioned gain on sale of property. Rental income decreased by $22,000 for the three months ended September 30, 1996, as compared to the prior comparable period, due to the sale of the Partnership's property located in Greenville, South Carolina. General and administrative expenses increased for the nine months ended September 30, 1996, as compared to 1995, due to an increase in professional fees and related costs. Interest expense decreased for the nine months ended September 30, 1996 as compared to 1995 as a result of the August 1, 1996 mortgage repayment related to the sale of the above property. Other expenses remained relatively constant.

                                    8 of 12

           WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10 - QSB

                              SEPTEMBER 30, 1996



Part II - Other Information


Item 6.           Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.  Financial Data Schedule

                  99.  Supplementary Information Required Pursuant to
                       Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  On September 23, 1996 a current report on Form 8-K was filed with respect to the Registrant's change of Independent Auditors.

                                    9 of 12

            WINTHROP PARTNERS 79 LIMITED PARTNERSHIP - FORM 10-QSB

                              SEPTEMBER 30, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BY:     ONE WINTHROP PROPERTIES, INC.
                                  Managing General Partner


                                  BY:  /s/ Michael L. Ashner
                                       ------------------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer and Director


                                  BY:  /s/ Edward V. Williams
                                       -------------------------------------
                                       Edward V. Williams
                                       Chief Financial Officer


                                      Dated:     November 4, 1996


                                   10 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                              SEPTEMBER 30, 1996


Exhibit Index


      Exhibit                                                 Page No.
      -------                                                 --------

27.   Financial Data Schedule                                       -

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                    12


                                    11 of 12