Form 10KSB
period 1996-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1997-03-31
CIK 277886

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

                                                          Commission File

For the year ended December 31, 1996                        No.    0-9224
                   -----------------                             ---------


                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Massachusetts                           04-2654152
      ------------------------------                 ------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation  or organization)              Identification No.)


     One International Place, Boston, Massachusetts         02110
     ----------------------------------------------         -----
        (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number including area code (617)330-8600

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:


                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
                                                               Cover Page 1 of 2

                                                               Cover Page 2 of 2

Registrant's revenues for its most recent fiscal year were $2,359,000

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format:  Yes ___  No  X

                                    PART I

Item 1.  Description of Business.

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

         The General Partners of the Partnership are One Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Hampshire Realty Limited Partnership (formerly known as Linnaeus-Hampshire Realty Company), a Massachusetts limited partnership (the "Associate General Partner"). The Managing General Partner is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland limited partnership. See "Change in Control".

         The Partnership's only business is owning and leasing improved real estate.

         The Partnership invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $60,000 which were originally set aside as reserves, in ten real properties. The funds set aside in reserves were invested in money market instruments and applied, over time, to repairs, improvements and other items associated with Partnership's obligations in respect of the Properties. The reserve balance as of December 31, 1996 net of accounts payable, accrued expenses and distributions payable to Partners was approximately $182,000. The Partnership's future cash distributions will include ongoing distributions from rental income and one-time distributions of sale proceeds. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. The Partnership continues to make quarterly distributions from operations equal to approximately 2% of the capital accounts of the limited partners. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their capital contributions on a cumulative basis, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. See "Item 7 Financial Statements,
Note 2." Distributions of sale proceeds will be made as a return of capital until investors have received a return of their original capital contribution. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to investors until they have received their $1,000 per unit capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. See Item 2, "Description of Properties" for a description of Registrant's remaining properties.

Property Matters

         J.W. Burress, Incorporated, Greenville, South Carolina. On August 1, 1996, the Partnership consummated the sale of this property to an affiliate of the tenant. The purchase price for the property was $1,525,000 with net proceeds to the Partnership of approximately $1,040,000. The sale resulted in a gain of $1,018,000. The net proceeds from the sale were distributed to the limited partners in November, 1996.

         Floors, Inc. and B&G, Inc., Hurst, Texas. On August 31, 1995,
Creative Paint assigned the lease to Floors, Inc. In late 1993, the Partnership replaced the roof of the property at a cost of $83,000. Approximately $10,000 of insurance proceeds were used to offset the cost of the new roof.

         J.C. Penney Co., Inc., Batavia, New York. The maturity date of the loan encumbering this property was extended from July 1, 1995 to February 1, 1998.

Employees

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it, including an affiliate of the General Partners, Winthrop Management.

Change in Control

         Until December 22, 1994, the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, and the sole general partner of the Associate General Partner was Arthur J. Halleran, Jr. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partner interest in the Associate General Partner.


         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner and the Associate General Partner. In connection with the transfer of control, the officers and directors of the Managing General Partner resigned and Londonderry II appointed new officers and directors. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
                                       5

Item 2.  Description of Properties.

         A description of the Partnership's properties at February 1, 1997 is as follows. All of Registrant's remaining properties are owned in fee.


                                 Total Cost       Original            Size
Tenant/             Date of        of the        Portfolio       Building/Land
Location            Purchase     Property(1)    Percentage(2)      (Sq. ft.)
--------            --------     -----------    -------------    -------------
J.C. Penney
  Batavia, NY         8/1/79      $1,092,598           8        38,720/38,720

Walgreen Co.
  University          8/3/79      $  901,294         6.6        15,500/39,200
  City, MO

Toys "R" Us
  San Antonio, TX    1/25/80      $1,987,129        14.6       45,000/195,970

Toys "R" Us
  Fort Worth, TX     1/25/80      $1,873,769        13.7       45,000/185,105

Frank's Nursery
Sales, Inc.
  Hillside, IL       1/30/80      $  706,008         5.2       14,920/122,000

Lucky Stores,
Inc. (3)
  Cedar Rapids, IA    6/2/80      $1,522,908        11.2       36,856/133,110

Creative Paint
& Wallpaper, Inc.
and B&G, Inc. dba
Splash Pools & Spas,
fka Handy Dan(4)
  Hurst, TX          6/10/80      $1,645,692        12.1       36,000/180,000


Gordy's Food &
Liquor, Inc. (5)
  Chippewa Falls, WI 6/17/80      $1,380,816        10.1       26,000/88,000

Wal-Mart Stores
  Mexia, TX         10/31/80      $  977,665         7.2      41,400/185,105


-------------------------
(1)     Includes acquisition fees and expenses.

(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.

(3) During 1988, Lucky Stores, Inc. exercised its option to sublet the premises to Graphics Division of Rockwell Collins International, an avionics and defense communications company. Lucky Stores remains liable for all obligations under its lease agreement.

(4) Due to default and bankruptcy of prior tenant Channel Homes, fka Handy Dan, new leases with two new tenants (Creative Paint & Wallpaper, Inc. and B&G, Inc.) were entered into as of February 1, 1991 for this property. In 1995, Creative Paint & Wallpaper, Inc. sublet its space to Floors, Inc.

(5) During the second quarter of 1983, National Supermarkets, Inc. assigned its lease of the Chippewa Falls, Wisconsin store to Gateway Foods, Inc., which simultaneously subleased to Gordy's Food & Liquor, Inc. All parties are jointly and severally responsible for the tenant's obligations under the lease. The original lease terms were not modified in any way in connection with the assignment and sublease.

         The Partnership owns the fee interest in each of these properties. Five of the properties are subject to first mortgages securing indebtedness which was incurred or assumed by the Partnership in connection with the acquisition. See "Item 7, Financial Statements, Note - 6" for information relating to the mortgages encumbering the Partnership's properties. All of the properties are commercial in nature. Each of the Properties is net leased to a single tenant unaffiliated with the Partnership (with the sole exception of the Hurst, Texas property which is now leased to two tenants, Floors, Inc. and B&G, Inc.). Each of the tenants, other than Gordy's Food & Liquor, Inc., Creative Paint and Wallpaper, Inc. and B&G, Inc., is a public company or a subsidiary of a public company.

         The tenants under all ten leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. Six of the Properties are leased on a triple net basis. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these Properties. In addition, the tenants at these properties are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that each of the properties are adequately insured. With respect to the lease with J.C. Penney Co., Inc., Batavia, NY, the Partnership is responsible for all structural and exterior repairs, carrying insurance, paying all real estate taxes up to a specified maximum amount, repainting, varnishing or otherwise redecorating certain exterior portions of the building every three years and paying certain common facility maintenance charges up to a fixed amount. The Partnership spent $7,810 for roof repairs at this property in 1995. With respect to the lease with Walgreen Co., St. Louis, MO, the Partnership is responsible for maintenance of the structural portions of the building, all repairs required by reason of dry rot or termites and the first $750 per year of roof repairs. No funds were spent by the Partnership on these items in 1996. With respect to the leases with Creative Paint & Wallpaper and B&G, Inc., Hurst, TX, the Partnership is responsible for structural maintenance of the premises. The Partnership spent $1,125 for these item in 1996. Under both leases at this Property, the Partnership is required to administer the payment of real estate taxes and to procure and maintain insurance for the Property. The Partnership is fully reimbursed for real estate taxes and for annual insurance premiums up to $1,000.

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

         Tenants with 1996 rental payments of 10% or more of the Partnership's total rental revenue are as follows: Floors, Inc. and B & G, Inc., Hurst, Texas, 12%; Toys "R" Us, Inc., San Antonio, Texas, 17%, Toys "R" Us, Inc., Ft. Worth, Texas, 16% and Wal Mart, Mexia, Texas 11%. The Partnership expects the rental payments from the same tenants to amount to approximately the same respective percentages of the Partnership's total income in 1997.

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1996 annual base rent for the leases at the properties:

                                                                   1996
     Tenant             Business of      Lease       Renewal      Annual
Property/Location          Tenant      Expiration   Options(1)     Rent
-----------------       -----------    ----------   ----------    ------

J.C. Penney
  Batavia, NY           Retail Dept.   2/1/98        5 - 5Yr.    $116,160

                        Store

Walgreen Co.
  University            Retail         12/31/2008    (2)         $ 73,565(3)
  City, MO              Drugstore

Toys "R" Us
  San Antonio, TX       Toy Store      1/31/2000     6 - 5Yr.    $262,532

Toys "R" Us
  Fort Worth, TX        Toy Store      1/31/2000     6 - 5Yr.    $247,569

Frank's Nursery
Sales, Inc.
  Hillside, IL          Nursery and    12/31/2004    2 - 5Yr.    $ 67,000
                        Crafts

Lucky Stores,
Inc. (4)
  Cedar Rapids, IA      Graphic Arts   6/2/2000      6 - 5Yr.    $117,200

Creative Paint
& Wallpaper, Inc.
and B&G, Inc. dba
Splash Pools & Spas,    Paint &        1/31/2001     1 - 7Yr.    $184,280
fka Handy Dan(5)        Wallpaper
  Hurst, TX             Store; Bath
                        & Spa Store

Gordy's Food &
Liquor, Inc. (6)
  Chippewa Falls, WI    Retail Food    6/17/2000     6 - 5Yr.    $145,200
                        & Beverage
                        Store

Wal-Mart Stores
  Mexia, TX             Dept. Store    10/31/2000    5 - 5Yr.    $111,206(7)

-------------------------
(1) The first number represents the number of renewal options. The second number represents the length of each option.

(2)     Tenant has the right to terminate the lease 8/99 and 8/2004.

(3)     Tenant paid additional percentage rent of $67,696 in 1996.

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

(7)     An additional percentage rent of $68,326 was paid in 1996.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1996:

                     Gross
                    Carrying      Accumulated                         Federal
Property             Value(1)     Depreciation(1) Rate      Method   Tax Basis
--------            --------      ------------    ----      ------   ---------

Batavia, NY        $1,092,598       $744,717      5/40 yr.    S/L    $  347,881

University            901,294        530,911      5/40 yr.    S/L       370,383
 City, MO

San Antonio, TX       735,338              0      5/40 yr.    S/L     1,215,771

Fort Worth, TX        487,180              0      5/40 yr.    S/L       990,134

Hillside, IL          261,223              0      5/40 yr.    S/L       357,602

Cedar Rapids, IA    1,522,908        866,093      5/40 yr.    S/L       656,815

Hurst, TX           1,529,882              0      5/40 yr.    S/L       895,207

Chippewa Falls, WI          0              0      5/40 yr.    S/L       562,277

Mexia, TX                   0              0      5/40 yr.    S/L       302,917

----------
(1) As accounted for under Statement of Financial Accounting Standards No. 13.

Item 3.  Legal Proceedings.

          The Partnership is not a party, nor are any of its properties, subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

                                      11
None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

         There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of February 1, 1997, there were 966 holders of 10,005 outstanding Units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1996 and 1995, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

         Distribution with                           Amount of Distribution
         Respect to Quarter Ended                    Per Unit
         ------------------------                    ----------------------
                                                     1996              1995
                                                     ----              ----

         March 31                                   28.64             24.23
         June 30                                    19.62             23.19
         September 30                              109.28             19.41
         December 31                                18.87             12.89

Item 6.           Management's Discussion and Analysis or Plan of
                  Operations.

Liquidity and Capital Resources

         All of the Partnership's remaining nine properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately one and eleven years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes.

         The level of liquidity based on cash and cash equivalents experienced a $247,000 increase at December 31, 1996, as compared to December 31, 1995. The Partnership's $942,000 of cash provided by operating activities along with $1,799,000 of cash provided by investing activities which includes $1,525,000 from the sale of its Greenville, South Carolina property were only partially offset by $729,000 of cash used for mortgage payments and $1,765,000 of partner distributions (financing activities). The Partnership invests its working capital reserves in a money market mutual fund.

         The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the year ended December 31, 1996, and is expected to be sufficient in future periods, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases the Partnership will be required to either sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

         The Partnership has continued to make quarterly distributions to its partners from operating revenue since inception. Distributions in 1996 included $1,040,000 of net proceeds from the aforementioned sale. The Managing General Partner is evaluating the propriety of future cash distributions at their current level, or at all, in light of the J.C. Penney lease expiration on February 1, 1998 and the related $425,000 balloon payment due on such mortgage note secured by the J.C. Penney property. If, at that time, the Partnership is unable to extend or refinance the mortgage note or sell the property, the property could be lost through foreclosure.

Results of Operations

         Net income increased by $512,000 for the year ended December 31, 1996 as compared to 1995, due to the gain on sale of property of $1,018,000, which was only partially offset by a $500,000 loss for impairment of value recorded in June, 1996 on the Partnership's property located in Hurst, Texas. With respect to the remaining properties, rental income remained relatively constant for the year ended December 31, 1996 as compared to 1995. General and administrative expenses increased for the year ended December 31, 1996, as compared to 1995, due to an increase in professional fees and related costs. Interest expense decreased for the year ended December 31, 1996 as compared to 1995 as a result of the August 1, 1996 mortgage repayment related to the sale of the above property. Depreciation expense also decreased as a result of such sale. Other expenses remained relatively constant.

Item 7.  Financial Statements

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                             FINANCIAL STATEMENTS


                         YEAR ENDED DECEMBER 31, 1996

                                     INDEX

                                                                           Page
                                                                           ----

Independent Auditors' Reports...........................................   F - 2

Financial Statements:

Balance Sheets as of December 31, 1996 and 1995.........................   F - 4

Statements of Income for the Years Ended
     December 31, 1996 and 1995.........................................   F - 5

Statements of Partners' Capital for the Years Ended
     December 31, 1996 and 1995.........................................   F - 6

Statements of Cash Flows for the Years Ended
     December 31, 1996 and 1995........................................    F - 7

Notes to Financial Statements..........................................    F - 8

                         Independent Auditors' Report

To the Partners
Winthrop Partners 79 Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Winthrop Partners 79 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1996, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 79 Limited Partnership as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ Imowitz Koenig & Co., LLP

New York, New York
January 17, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WINTHROP PARTNERS 79 LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of Winthrop Partners 79 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1995 and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of Winthrop Partners 79 Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 79 Limited Partnership as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 31, 1996

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                BALANCE SHEETS
                       (In Thousands, Except Unit Data)


                                                                                               DECEMBER 31,
                                                                              ----------------------------------------------

                                                                                      1996                     1995
                                                                              ---------------------    ---------------------
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $2,277 (1996) and $3,208 (1995)                                          $             4,253     $              5,378
Accounted for under the financing method                                                    2,816                    3,090
                                                                              --------------------    ---------------------

                                                                                            7,069                    8,468

Other Assets:

Cash and cash equivalents                                                                     491                      244
Other, net of accumulated amortization of
     $69 (1996) and $57 (1995)                                                                193                      143
                                                                              --------------------    ---------------------

         Total Assets                                                         $             7,753     $              8,855
                                                                              ====================    =====================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                                                        $             2,142     $              2,871
Accounts payable and accrued expenses                                                         104                       30
Distributions payable to partners                                                             205                      142
                                                                              --------------------    ---------------------

         Total Liabilities                                                                  2,451                    3,043
                                                                              --------------------    ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                                                    5,505                    6,057
General Partners (Deficit)                                                                   (203)                    (245)
                                                                              --------------------    ---------------------

         Total Partners' Capital                                                            5,302                    5,812
                                                                              --------------------    ---------------------


         Total Liabilities and Partners' Capital                              $             7,753     $              8,855
                                                                              ====================    =====================

                      See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
                       (In Thousands, Except Unit Data)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------------

                                                                                      1996                     1995
                                                                              ---------------------    ---------------------
Income:
Rental income from real estate leases accounted
     for under the operating method                                           $                935     $                985
Interest on short-term investments                                                              33                       14
Interest income on real estate leases accounted
     for under the financing method                                                            373                      400
Gain on sale of property                                                                     1,018                        -
                                                                              ---------------------    ---------------------

         Total income                                                                        2,359                    1,399
                                                                              ---------------------    ---------------------

Expenses:
Interest                                                                                       282                      331
Loss due to impairment of real estate                                                          500                        -
Depreciation and amortization                                                                  130                      150
Management fees                                                                                 23                       24
General and administrative                                                                     106                       88
                                                                              ---------------------    ---------------------

         Total Expenses                                                                      1,041                      593
                                                                              ---------------------    ---------------------

Net income                                                                    $              1,318     $                806
                                                                              =====================    =====================

Net income allocated to general partners                                      $                105     $                 64
                                                                              =====================    =====================

Net income allocated to limited partners                                      $              1,213     $                742

                                                                              =====================    =====================

Net income per Unit of Limited Partnership Interest                           $             121.24     $              74.16
                                                                              =====================    =====================

Distributions per Unit of Limited Partnership Interest                        $             176.41     $              79.76
                                                                              =====================    =====================


                                            See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                       (In Thousands, Except Unit Data)

                                 Units of
                                 Limited      General   Limited
                                Partnership  Partners'  Partners'    Total
                                 Interest    Deficit    Capital     Capital
                                -----------  --------- ---------    -------

Balance - January 1, 1995         10,005      $(240)    $ 6,113     $ 5,873

   Distributions                                (69)       (798)       (867)
   Net income                                    64         742         806
                                 -------      ------    --------    --------

Balance - December 31, 1995       10,005       (245)      6,057       5,812

   Distributions                                (63)     (1,765)     (1,828)
   Net income                                   105       1,213       1,318
                                 -------      ------    --------    --------

Balance - December 31, 1996       10,005      $(203)    $ 5,505     $ 5,302
                                 =======      ======    ========    ========



                      See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------

                                                                                      1996                    1995
                                                                              --------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $             1,318     $                806
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                            130                      150
     Loss due to impairment of real estate                                                    500                        -
     Gain on sale of property                                                              (1,018)                       -
Changes in assets and liabilities:
     (Increase) decrease in other assets                                                      (62)                      66
     Increase in accounts payable and accrued expenses                                         74                        1
                                                                              --------------------    ---------------------

Net cash provided by operating activities:                                                    942                    1,023
                                                                              --------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                            274                      228
     Improvements to property                                                                   -                      (13)
     Proceeds from sale of property                                                         1,525                        -
                                                                              --------------------    ---------------------

     Cash provided by (used in) investing activities                                        1,799                      215
                                                                              --------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on mortgage notes                                                    (270)                    (253)
     Repayment of mortgage note                                                              (459)                       -
     Cash distributions                                                                    (1,765)                    (934)
                                                                              --------------------    ---------------------

     Cash used in financing activities                                                     (2,494)                  (1,187)
                                                                              --------------------    ---------------------

Net increase in cash and cash equivalents                                                     247                       51

Cash and Cash Equivalents, Beginning of Year                                                  244                      193

                                                                              --------------------    ---------------------

Cash and Cash Equivalents, End of Year                                        $               491     $                244
                                                                              ====================    =====================

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                   $               282     $                331
                                                                              ====================    =====================

Supplemental Disclosure of Non-cash Financing
     Activities -
Distributions accrued and not paid as of December 31                          $               205     $                142
                                                                              ====================    =====================

                      See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Partners 79 Limited Partnership (the "Partnership"), was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases 9 properties in various locations throughout the United States. With the exception of one property, all are leased to one tenant.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates that are particularly susceptible to change relate to the Partnership's estimate of the fair value of real estate. Actual results could differ from those estimates.

     Leases

     The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.


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

     Percentage Rent

     The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties (percentage rent). These percentage rents are recorded on a cash basis. For the years ended December 31, 1996 and 1995, the Partnership received percentage rent totaling approximately $136,000 and $125,000, respectively.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Depreciation

     Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the estimated useful life of each class of asset, which ranges from 5 to 40 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs, or, to the extent that the property had previously been accounted for under the financing method, the depreciable base is the residual value at the date of implementation of operating lease accounting.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Distributions to Partners

     The cash distribution due partners for the three months ended December 31, 1996 and 1995 is recorded in the accompanying financial statements as a liability and a reduction of partners' capital. As provided in the partnership agreement, quarterly distributions are payable to partners within 60 days after the end of the quarter.

     Net Income Per Limited Partnership Unit

     The net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 10,005 units outstanding.

     Income Taxes

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

                    WINTHROP PARTNER 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentration of Credit Risk

     Principally all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

     Reclassification

     Certain amounts from 1995 have been reclassified to conform to the 1996 presentation.

2.   TRANSACTIONS WITH RELATED PARTIES

     Winthrop Management, an affiliate of One Winthrop Properties, Inc. ("One Winthrop"), the Managing General Partner of the Partnership, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1996 and 1995 Winthrop Management earned $23,000 and $63,000, respectively, for managing the properties of the Partnership.

     The general partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the limited partners as provided in the partnership agreement. Such distributions aggregated $63,000 and $69,000 for the years ended December 31, 1996 and 1995, respectively.

     During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                  December 31,
                                                -----------------
                                                1996         1995
                                                ----         ----

     Land                                   $ 3,300,000   $ 3,826,000
     Commercial buildings                     3,230,000     4,760,000
     Accumulated depreciation                (2,277,000)   (3,208,000)
                                            ------------  ------------

                                            $ 4,253,000   $ 5,378,000
                                            ============  ============

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP


                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

3. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD (continued)

     As of December 31, 1996 and 1995, properties (and related operating leases) with a carrying value of $1,740,000 and $2,813,000 were pledged to collateralize payment of mortgage notes payable.

     Depreciation expense charged to operations was $118,000 and $140,000 for the years ended December 31, 1996 and 1995, respectively. The cost of real estate in 1996 has been adjusted to reflect a $500,000 impairment loss (see
     Note 1).

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

             1997....................................... $  679,000
             1998.......................................    573,000
             1999.......................................    563,000
             2000.......................................    357,000
             2001.......................................    116,000
             Thereafter.................................    603,000
                                                         ----------
             Total...................................... $2,891,000
                                                         ==========

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

     Real estate leased to others, accounted for under the financing method, is summarized as follows:

                                                  December 31,
                                                -----------------
                                                1996         1995
                                                ----         ----

     Minimum lease payments receivable     $ 2,429,000   $ 3,076,000
     Unguaranteed residual value             2,006,000     2,006,000
                                           ------------  ------------
                                             4,435,000     5,082,000
     Less:  Unearned income                 (1,619,000)   (1,992,000)
                                           ------------  ------------
                                           $ 2,816,000   $ 3,090,000
                                           ============  ============

     As of December 31, 1996 and 1995, respectively, real estate and the related lease payments with a net investment in financing leases of $1,370,000 and $1,547,000 were pledged to collateralize the payment of mortgage notes payable.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

4. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD (Continued)

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the financing leases:

             1997....................................... $  647,000
             1998.......................................    647,000
             1999.......................................    647,000
             2000.......................................    237,000
             2001.......................................     42,000
             Thereafter.................................    209,000
                                                         ----------
             Total...................................... $2,429,000
                                                         ==========

5.   SIGNIFICANT TENANTS

     For the year ended December 31, 1996 approximately 48% of revenue from rental operations was from four tenants. For the year ended December 31, 1995 the same four tenants plus another comprised approximately 60% of the Partnership's rental revenue.

6.   MORTGAGE NOTES PAYABLE

     The mortgage notes payable by the Partnership are summarized as follows:

                                                               December 31,
                                                           -------------------
                                                            1996         1995
                                                            ----         ----

Prime rate plus 1.5% mortgage note (9.75% at December
31, 1996), due in monthly installments of $1,442 for
principal plus interest through November 1, 1995
(date of modification and extension); and monthly
principal installments of $2,980 plus interest
beginning on January 1, 1996 through February 1, 1998,
at which time the remaining principal and any unpaid
interest is due                                         $  461,000    $  496,000

9-5/8% mortgage note, due in quarterly installments of $20,720 for principal and interest with a final payment of $325,880 due at maturity on May 1, 1999.
This mortgage was satisfied in August 1996
(see Note 7).                                                   -        478,000

10.115% mortgage note, due in monthly installments
of $2,730 for principal and interest, maturing on
December 1, 2004                                           179,000       192,000

12% mortgage note, due in monthly installments of
$12,618 for principal and interest, maturing on
July 1, 2000                                               431,000       525,000

12% mortgage note, due in monthly installments
of $11,892 for principal and interest, maturing
on July 1, 2000                                            406,000       494,000

10-1/4% mortgage note, due in monthly installments
of $7,622 for principal and interest, maturing on
July 1, 2010                                               665,000       686,000
                                                        ----------    ----------
                                                        $2,142,000    $2,871,000
                                                        ==========    ==========

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

6.   MORTGAGE NOTES PAYABLE (continued)

     As of December 31, 1996 principal payments are required as follows:

             1997....................................... $  280,000
             1998.......................................    700,000
             1999.......................................    309,000
             2000.......................................    196,000
             2001.......................................     60,000
             Thereafter.................................    597,000
                                                         ----------
             Total...................................... $2,142,000
                                                         ==========

7.   SALE OF PROPERTY

     The Partnership sold its property located in Greenville, South Carolina to an affiliate of the tenant of the property in August, 1996 for $1,525,000, resulting in a gain of $1,018,000. Net proceeds from such sale aggregated $1,040,000.


8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments. The carrying amount of the Partnership's mortgage notes based on the borrowing rates available to the Partnership for mortgage notes with similar terms, was approximately $2,200,000 and $2,930,000 at December 31, 1996 and 1995, respectively.

9.   TAXABLE INCOME

     The Partnership's taxable income for 1996 and 1995 differs from net income for financial reporting purposes as follows:

                                                                                               1996                      1995
                                                                                               -----                     -----

     Net income for financial reporting purposes                                          $1,318,000                    $ 806,000
            Plus:      Minimum lease payments received, net of interest
                       income earned, on leases accounted for under the
                       financing method                                                      274,000                      228,000
                       Loss due to impairment of real estate                                 500,000
            Minus:     Depreciation on leases accounted for under the
                       financing method and tax depreciation adjustment                     (162,000)                    (183,000)
                                                                                          -----------                   ----------
     Taxable income                                                                       $1,930,000                    $ 851,000
                                                                                          ===========                   ==========

Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure.

         Effective September 19, 1996, the Partnership dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Partnership's financial statements for calendar year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During calendar year ended 1995 and through September 19, 1996, there were no disagreements between the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.


         Effective September 19, 1996, the Partnership engaged Imowitz Koenig as its Independent Auditors. The Partnership did not consult Imowitz Koenig regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to September 19, 1996.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of February 1, 1997, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name                         Managing General Partner   Officer Since
----                         ------------------------   -------------
Michael L. Ashner            Chief Executive Officer         1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer         7-95

Jeffrey Furber               Executive Vice President        7-95
                             and Clerk

Edward Williams              Chief Financial Officer         4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President           1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a

Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.


         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park

Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors 1 Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership and Winthrop Apartment Investors Limited Partnership.

         Except as indicated above, neither the Partnership nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation.

         Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a)  Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at February 1, 1997. Under the Partnership Agreement (incorporated herein by reference), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b)  Security Ownership of Management.

         At February 1, 1997, the partners of WFA and the officers, directors and the general partner of the General Partners owned as a group 5 Units representing less than 1% of the total number of Units outstanding.

         (c)  Changes in Control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.  Certain Relationship and Related Transactions.

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. Pursuant to Section 4.1 of the Partnership Agreement, the General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the years ended December 31, 1996 and 1995, the Partnership has paid or accrued distributions from Cash Available for Distributions, as defined in the Partnership Agreement, totaling $62,955 and $69,360, respectively, to the General Partners.

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

         Pursuant to Section 5.3A (iii) of the Partnership Agreement, Winthrop Management receives a Property Management fee equal to 1.5% of cash receipts in excess of cash expenditures other than expenditures for the management fee, debt service payments and capital improvements. For the years ended December 31, 1996 and 1995, Winthrop Management earned approximately $23,000 and $24,000, respectively, for managing the real properties of the Partnership

                                    PART IV

Item 13.   Exhibits and Reports on Form 8-K.

  (a)      Exhibits:

           The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

  (b)      Reports on Form 8-K - None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 1997.

                                       WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                       By:      ONE WINTHROP PROPERTIES, INC.
                                                Managing General Partner


                                                By: /s/ Michael L. Ashner
                                                    ---------------------
                                                        Michael Ashner
                                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name           Title                         Date
--------------           -----                         ----

/s/ Michael Ashner    Chief Executive            March 28, 1997
------------------    Officer and Director
Michael Ashner

/s/ Edward Williams   Chief Financial Officer    March 28, 1997
-------------------
Edward Williams

                                INDEX TO EXHIBITS

Exhibit                                                     Page
-------                                                     ----
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

  10(j)   Documents relating to the Frank's Nursery          (d)
          Sales, Inc. property in Hillside, Illinois

  10(k)   Documents relating to the Handy Dan                (b)
          Hardware, Inc. property in Hurst, Texas

  10(l)   Lease by and between the Partnership               (e)
          and Creative Paint and Wallpaper, Inc.
          dated January 31, 1991

  10(m)   Lease by and between the Partnership and           (e)
          B & G, Inc., d/b/a Splash Pools and Spas, dated January 17, 1991

  10(n)   Agreement of Purchase and Sale between             (b)
          Lucky Stores, Inc. and Winthrop Financial
          Co., Inc. dated November 16, 1979

  10(o)   Documents relating to the National                 (f)
          Super Markets, Inc. store in Chippewa
          Falls, Wisconsin

  10(p)   Documents relating to the Wal-Mart Stores,         (g)
          Inc. property in Mexia, Texas

  10(q)   Documents relating to the Walgreen Co.             (h)
          property in University City, Missouri

  16.     Letter from Arthur Andersen LLP dated September    (i)

          19, 1996.

  99. Supplementary Information required pursuant to Section 9.4 of the Partnership Agreement

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

(i) Incorporated by reference to the Partnership's Current Report on Form 8-K dated September 23, 1996.