Form 10QSB
period 1997-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1997-05-15
CIK 277886

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1997

                                            OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _________ to _______

                                Commission file number 0-9224

                            Winthrop Partners 79 Limited Partnership
                      (Exact name of small business issuer as specified in
                       its charter)

                       Massachusetts                        04-2654152
              -----------------------------------    -------------------------
               (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)           Identification No.)



               One International Place, Boston, MA          02110
              -----------------------------------    -------------------------
              (Address of principal executive office)       (Zip Code)

              Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

                                    1 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                               March 31,      December 31,
                                                 1997            1996
                                              ----------      ------------


Assets

Real Estate Leased to Others:

Accounted for under the operating method,
  at cost, net of accumulated depreciation
  of $2,299 (1997) and $2,277 (1996)          $   4,231       $   4,253
Accounted for under the financing method          2,743           2,816
                                              ---------       ---------
                                                  6,974           7,069
Other Assets:

Cash and cash equivalents                           632             491
Other, net of accumulated amortization of
     $72 (1997) and $69 (1996)                       92             193
                                              ---------       ---------

         Total Assets                         $   7,698       $   7,753
                                              =========       =========

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                        $   2,075       $   2,142
Accounts payable and accrued expenses                97             104
Distributions payable to partners                   181             205
                                              ---------       ---------
         Total Liabilities                        2,353           2,451
                                              ---------       ---------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,

   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units          5,530           5,505
General Partners (Deficit)                         (185)           (203)
                                              ---------       ---------

         Total Partners' Capital                  5,345           5,302
                                              ---------       ---------

         Total Liabilities and Partners'
           Capital                            $   7,698       $   7,753
                                              =========       =========




                      See notes to financial statements.

                                    2 of 12

             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP FORM 10-QSB
                          FORM 10-QSB MARCH 31, 1997


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                  For The Three Months Ended
                                                  ---------------------------
                                                    March 31,        March 31,
                                                     1997              1996
                                                  ---------          ---------

Income:

Rental income from real estate leases
  accounted for under the operating method        $    242           $    357
Interest on short-term investments                       6                  2
Interest income on real estate leases accounted
     for under the financing method                     88                 96
                                                  --------           --------

         Total income                                  336                455
                                                  --------           --------

Expenses:

Interest                                                57                 75
Depreciation and amortization                           25                 37
Management fees                                          6                  7
General and administrative                              24                 21
                                                  --------           --------
         Total expenses                                112                140
                                                  --------           --------
Net income                                        $    224           $    315
                                                  ========           ========

Net income allocated to general partners          $     18           $     25
                                                  ========           ========

Net income allocated to limited partners          $    206           $    290
                                                  ========           ========

Net income per Unit of Limited Partnership
  Interest                                        $  20.59           $  28.99
                                                  ========           ========

Distributions per Unit of Limited Partnership
  Interest                                        $  18.09           $  28.59

                                                  ========           ========


                      See notes to financial statements.

                                    3 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)
                                  Units of
                                   Limited      General     Limited
                                  Partnership  Partners'   Partners'    Total
                                   Interest     Deficit     Capital     Capital
                                 ------------  --------    ---------   --------

Balance - January 1, 1997          10,005      $   (203)   $  5,505    $  5,302

   Distributions                                     --        (181)       (181)
   Net income                                        18         206         224
                                 ---------      --------   ---------   --------

Balance - March 31, 1997           10,005       $  (185)   $  5,530    $  5,345
                                 =========      ========   =========   ========


                      See notes to financial statements.

                                    4 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Statements of Cash Flows (Unaudited)

(In Thousands)
                                                  For The Three Months Ended
                                                  ---------------------------
                                                    March 31,        March 31,
                                                     1997              1996
                                                  ---------          ---------

Cash Flows From Operating Activities:

Net income                                        $    224           $     315
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                      25                  37
Changes in assets and liabilities:
     Decrease (increase) in other assets                98                 (25)
     (Decrease) increase in accounts payable
       and accrued expenses                             (7)                  7

                                                   -------            --------

Net cash provided by operating activities:             340                 334
                                                   -------            --------

Cash Flows From Investing Activities:

     Minimum lease payments received, net of
       interest income earned, on leases
       accounted for under the financing method         73                  65
                                                   -------            --------

     Cash provided by investing activities              73                  65
                                                   -------            --------

Cash Flows From Financing Activities:

     Principal payments on mortgage notes              (67)                (65)
     Cash distributions                               (205)               (139)
                                                   -------            --------

     Cash used in financing activities                (272)               (204)
                                                   -------            --------

Net increase in cash and cash equivalents              141                 195

Cash and cash equivalents, beginning of period         491                 244
                                                   -------            --------


Cash and cash equivalents, end of period           $   632            $    439
                                                   =======            ========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                        $    57            $     72
                                                   =======            ========

Supplemental Disclosure of Non-cash Financing
     Activities -

Accrued Distribution to Partners                   $   181            $    311
                                                   =======            ========


                      See notes to financial statements.

                                    5 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

             The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $6,000 and $7,000 during the three months ended March 31, 1997 and 1996, respectively.

                                    6 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

Item 2.      Management's Discussion and Analysis or Plan of Operations.

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

             The level of liquidity based on cash and cash equivalents experienced a $141,000 increase at March 31, 1997, as compared to December 31, 1996. The Partnership's $340,000 of cash provided by operating activities along with $73,000 of cash provided by investing activities were only partially offset by $67,000 of cash used for mortgage payments and $205,000 of partner distributions (financing activities). The Partnership invests its working capital reserves in a money market mutual fund.

             The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the three months ended March 31, 1997, and is expected to be sufficient in future periods, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases the Partnership will be required to either sell the properties or procure new tenants. In addition, if the Partnership is unable to sell such properties prior to their lease expiration, extend the current leases or re-let the properties upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the properties. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

             The Partnership has continued to make quarterly distributions to its partners from operating revenue since inception. The Managing General Partner is evaluating the propriety of future cash distributions at their current level, or at all, in light of the J.C. Penney lease expiration on February 1, 1998 and the related $425,000 balloon payment due on the mortgage note secured by the J.C. Penney property. If, at that time, the Partnership is unable to extend or refinance the mortgage note or sell the property, the property could be lost through foreclosure.

                                    7 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Item 2.      Management's Discussion and Analysis or Plan of Operation.
              (Continued)

             Results of Operations

             Net income decreased by $91,000 for the three months ended March 31, 1997 as compared to 1996, primarily due to a decrease in rental income. Rental income (excluding $51,000 received from the Partnership's Greenville, South Carolina property sold on August 1,
             1996) decreased by $64,000 for the three months ended March 31, 1997, as compared to the prior comparable period, due to the timing of the recording of percentage rents. Interest and depreciation expense decreased for the three months ended March 31, 1997 as compared to 1996 as a result of the August 1, 1996 mortgage repayment related to the sale of the above property. Other items of income and expense remained relatively constant.

                                    8 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                    9 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

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

                            BY:     ONE WINTHROP PROPERTIES, INC.
                                    Managing General Partner

                                    BY:   /s/ Michael L. Ashner
                                          ------------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer and Director

                                    BY:   /s/ Edward V. Williams
                                          ------------------------------------
                                          Edward V. Williams
                                          Chief Financial Officer

                                          Dated:     May 14, 1997

                                   10 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

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