Form 10QSB
period 1997-06-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1997-08-11
CIK 277886

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ___________

                                Commission file number 0-9224

                   Winthrop Partners 79 Limited Partnership
      (Exact name of small business issuer as specified in its charter)

         Massachusetts                                   04-2654152
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            One International Place, Boston, MA              02110
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

                                     1 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1997

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

                                                        June 30,     December 31,
(In Thousands, Except Unit Data)                          1997          1996
                                                      -----------    -----------
Assets

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $2,321 (1997) and $2,277 (1996)                  $    4,209     $    4,253
Accounted for under the financing method                   2,667          2,816
                                                      -----------    -----------
                                                           6,876          7,069
Other Assets:

Cash and cash equivalents                                    623            491
Other, net of accumulated amortization of
   $75 (1997) and $69 (1996)                                  95            193
                                                      -----------    -----------
         Total Assets                                 $    7,594     $    7,753
                                                      ===========    ===========

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                                $    2,005     $    2,142
Accounts payable and accrued expenses                         32            104
Distributions payable to partners                            134            205
                                                      -----------    ----------
         Total Liabilities                                 2,171          2,451
                                                      -----------    ----------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                   5,591          5,505
General Partners (Deficit)                                  (168)          (203)
                                                      -----------    ----------
         Total Partners' Capital                           5,423          5,302

                                                      -----------    ----------
         Total Liabilities and Partners' Capital      $    7,594     $    7,753
                                                      ===========    ==========

                       See notes to financial statements.

                                   2 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                      For The Three Months Ended        For The Six Months Ended
                                                     ----------------------------     ----------------------------
                                                     June 30, 1997   June 30,1996     June 30, 1997   June 30,1996
                                                     -------------   ------------     -------------   ------------
Income:

  Rental income from real estate leases
    accounted for under the operating method         $        244    $       221      $        486    $       578
  Interest on short-term investments                            8              5                14              7
  Interest income on real estate leases
    accounted for under the financing method                   87             94               175            190
                                                     -------------   ------------     -------------   ------------
      Total income                                            339            320               675            775
                                                     -------------   ------------     -------------   ------------
Expenses:

  Interest                                                     56             74               113            149
  Loss due to impairment of real estate                        --            500                --            500
  Depreciation and amortization                                25             36                50             73
  Management fees                                               6              6                12             13
  General and administrative                                   40             34                64             55
                                                     -------------   ------------     -------------   ------------
     Total expenses                                           127            650               239            790
                                                     -------------   ------------     -------------   ------------
 Net income (loss)                                   $        212    $      (330)     $        436    $       (15)
                                                     =============   ============     =============   ============

 Net income (loss) allocated to general partners     $         17    $       (26)     $         35    $        (1)
                                                     =============   ============     =============   ============

 Net income (loss) allocated to limited partners     $        195    $      (304)     $        401    $       (14)
                                                     =============   ============     =============   ============
 Net income (loss) per Unit of Limited
   Partnership Interest                              $      19.49    $    (30.38)     $      40.08    $     (1.40)
                                                     =============   ============     =============   ============
 Distributions per Unit of Limited
   Partnership Interest                              $      13.39    $     19.69      $      31.48    $     48.28
                                                     =============   ============     =============   ============

                       See notes to financial statements.

                                     3 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1997


Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                             Units of
                             Limited        General     Limited
                             Partnership    Partners'   Partners'     Total
                             Interest       Deficit     Capital       Capital
                             --------       -------     -------       -------
Balance - January 1, 1997      10,005       $  (203)    $ 5,505       $ 5,302

   Distributions                                 --        (315)         (315)
   Net income                                    35         401           436
                             --------       -------     -------       -------
Balance - June 30, 1997        10,005       $  (168)    $ 5,591       $ 5,423
                             ========       =======     =======       =======



                      See notes to financial statements.

                                   4 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1997

Statements of Cash Flows (Unaudited)

                                                                For the Six Months Ended
(In Thousands)                                               June 30, 1997     June 30, 1996
                                                             -------------     -------------
Cash Flows from Operating Activities:

Net income (loss)                                            $         436     $         (15)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                                       50                73
    Loss due to impairment of real estate                               --               500

Changes in assets and liabilities:
  Decrease (increase) in other assets                                   92               (26)
  (Decrease) increase in accounts payable and
      accrued expenses                                                 (72)               19
                                                             -------------     -------------
  Net cash provided by operating activities                            506               551
                                                             -------------     -------------
Cash Flows From Investing Activities:

  Minimum lease payments received, net of interest income
     earned, on leases accounted for under the financing
     method                                                            149               133
                                                             -------------     -------------
  Cash provided by investing activities                                149               133
                                                             -------------     -------------
Cash Flows From Financing Activities:

  Principal payments on mortgage notes                                (137)             (142)
  Cash distributions                                                  (386)             (453)
                                                             -------------     -------------
  Cash used in financing activities                                   (523)             (595)
                                                             -------------     -------------
Net increase in cash and cash equivalents                              132                89

Cash and cash equivalents, beginning of period                         491               244
                                                             -------------     -------------
Cash and cash equivalents, end of period                     $         623     $         333
                                                             =============     =============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                     $         113     $         149
                                                             =============     =============
Supplemental Disclosure of Non-Cash Financing Activities:
  Accrued Distribution to Partners                           $         134     $         213
                                                             =============     =============



                      See notes to financial statements.

                                   5 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

             The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $12,000 and $13,000 during the six months ended June 30, 1997 and 1996, respectively.

                                     6 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997

ITEM 2.      Management's Discussion and Analysis or Plan of Operations.

             This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources

             All of the Partnership's remaining nine properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately six months and eleven years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes.

             The level of liquidity based on cash and cash equivalents experienced a $132,000 increase at June 30, 1997, as compared to December 31, 1996. The Partnership's $506,000 of cash provided by operating activities along with $149,000 of cash provided by investing activities were only partially offset by $137,000 of cash used for mortgage payments and $386,000 of partner distributions (financing activities). At June 30, 1997, the Partnership had $623,000 in cash reserves. The Partnership invests its working capital reserves in a money market mutual fund.

             The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the six months ended June 30, 1997, and is expected to be sufficient in future periods, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases the Partnership will be required to either sell the properties or procure new tenants. In addition, if the Partnership is unable to sell such properties prior to their lease expiration, extend the current leases or re-let the properties upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the properties. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

             The Partnership has continued to make quarterly distributions to its partners from operating revenue since inception. The Managing General Partner is evaluating the propriety of future cash distributions at their current level, or at all, in light of the J.C. Penney lease expiration on June 1, 1998 and the related $425,000 balloon payment due February 1, 1998, on the mortgage note secured by the J.C. Penney property. If, at that time, the Partnership is unable to extend or refinance the mortgage note or sell the property, the property could be lost through foreclosure.

                                     7 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997

ITEM 2.      Management's Discussion and Analysis or Plan of Operation.
             (Continued)


             Results of Operations

             Net income increased by $451,000 for the six months ended June 30, 1997 as compared to 1996, due to the $500,000 loss for impairment of value recorded in June, 1996 on the Partnership's property located in Hurst, Texas. Rental income (excluding $102,000 received from the Partnership's Greenville, South Carolina property sold on August 1, 1996) increased by $10,000 for the six months ended June 30, 1997, as compared to the prior comparable period, due to an increase in percentage rents. Interest and depreciation expense decreased for the six months ended June 30, 1997, as compared to 1996, as a result of the August 1, 1996 mortgage repayment related to the sale of the above property. General and administrative expenses increased by $9,000 for the six months ended June 30, 1997, as compared to 1996, primarily due to an increase in certain professional fees. Other items of income and expense remained relatively constant.

                                     8 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997

PART II - Other Information

ITEM 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                     9 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BY:     ONE WINTHROP PROPERTIES, INC.
                                   Managing General Partner


                                    BY:  /s/ Michael L. Ashner
                                         ---------------------
                                         Michael L. Ashner
                                         Chief Executive Officer and Director


                                    BY:  /s/ Edward V. Williams
                                         ---------------------
                                         Edward V. Williams
                                         Chief Financial Officer




                                         Dated:     August 4, 1997



                                    10 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997



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