Form 10QSB
period 1997-09-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1997-11-12
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

      Massachusetts                                   04-2654152
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 Five Cambridge Center, Cambridge, MA                 02142-1493
(Address of principal executive office)               (Zip Code)

        Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  /X/    No / /

                                     1 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

                                                 September 30,     December 31,
(In Thousands, Except Unit Data)                     1997             1996
                                                 -------------     ------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method, at
  cost, net of accumulated depreciation of
  $2,344 (1997) and $2,277 (1996)                   $4,186           $4,253
Accounted for under the financing method             2,590            2,816
                                                    ------           ------
                                                     6,776            7,069

Other Assets:

Cash and cash equivalents                              654              491
Other, net of accumulated amortization of
  $78 (1997) and $69 (1996)                             85              193
                                                    ------           ------
     Total Assets                                   $7,515           $7,753
                                                    ======           ======

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                              $1,910           $2,142
Accounts payable and accrued expenses                   27              104
Distributions payable to partners                       --              205
                                                    ------           ------
     Total Liabilities                               1,937            2,451
                                                    ------           ------

Partners' Capital:

Limited Partners-
  Units of Limited Partnership Interest,
  $1,000 stated value per Unit; authorized
  issued and outstanding - 10,005 Units              5,734            5,505
General Partners (Deficit)                            (156)            (203)
                                                    ------           ------
     Total Partners' Capital                         5,578            5,302

                                                    ------           ------
     Total Liabilities and Partners' Capital        $7,515           $7,753
                                                    ======           ======

                      See notes to financial statements.

                                   2 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                        For the Three Months Ended              For the Nine Months Ended
                                                     --------------------------------       ----------------------------------
                                                     September 30,      September 30,       September 30,        September 30,
                                                         1997               1996                 1997                1996
                                                     -------------      ------------        -------------        -------------
Income:

  Rental income from real estate leases accounted
    for under the operating method                      $    170           $    187              $     656            $    765
  Interest on short-term investments                           9                 13                     23                  20
  Interest income on real estate leases accounted
    for under the financing method                            84                 93                    259                 283
  Gain on sale of property                                     -              1,018                      -               1,018
                                                       ----------          ---------             ----------           ---------
    Total income                                             263              1,311                    938               2,086
                                                       ----------          ---------             ----------           ---------
Expenses:

  Interest                                                    54                 72                    167                 221
  Loss due to impairment of real estate                        -                  -                      -                 500
  Depreciation and amortization                               26                 31                     76                 104
  Management fees                                              6                  5                     18                  18
  General and administrative                                  22                 20                     86                  75
                                                       ----------          ---------             ----------           ---------
    Total expenses                                           108                128                    347                 918
                                                       ----------          ---------             ----------           ---------
Net income                                             $     155           $  1,183              $     591            $  1,168
                                                       ==========          =========             ==========           =========
Net income allocated to general partners               $      12           $     94              $      47            $     93
                                                       ==========          =========             ==========           =========
Net incmome allocated to limited partners              $     143           $  1,089              $     544            $  1,075
                                                       ==========          =========             ==========           =========
Net income per Unit of Limited
  Partnership Interest                                 $   14.29           $ 108.85              $   54.37            $ 107.45
                                                       ==========          =========             ==========           =========
Distribution per Unit of Limited Partnership Interest  $       -           $ 109.25              $   31.48            $ 157.52
                                                       ==========          =========             ==========           =========

                      See note to financial statements.

                                   3 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997


Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                               Units of
                                Limited     General       Limited
                              Partnership  Partners'     Partners'       Total
                               Interest     Deficit       Capital       Capital
                              -----------  ---------     ---------     --------

Balance - January 1, 1997          10,005  $   (203)     $   5,505     $  5,302

  Distributions                                   -           (315)        (315)
  Net income                                     47            544          591
                              -----------  ---------     ---------     --------
Balance - September 30, 1997       10,005  $   (156)     $   5,734     $  5,578
                              ===========  =========     =========     ========


                      See notes to financial statements.

                                   4 of 12

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Statements of Cash Flows (Unaudited)

                                                  For the Nine Months Ended
(In Thousands)                                  September 30,    September 30,
                                                     1997             1996
                                                -------------    --------------
Cash Flows from Operating Activities:

Net Income                                        $  591           $  1,168
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      67                 95
    Amortization                                       9                  9
    Loss due to impairment of real estate              -                500
    Gain on sale of property                           -             (1,018)

Changes in assets and libilities:
    Decrease (increase) in other assets               99                (13)
    (Decrease) increase in accounts payable and
       accrued expenses                              (77)                19
                                                  -------          ---------
    Net cash provided by operating activities        689                760
                                                  -------          ---------
Cash Flows From Investing Activities:

    Proceeds from sale of property                     -              1,525
    Minimum lease payments received, net of
     interest income earned, on leases
     accounted for under the financing method        226                203
                                                  -------          ---------
    Cash provided by investing activities            226              1,728
                                                  -------          ---------
Cash Flows From Financing Activities:

    Principal payments on mortgage notes            (232)              (206)
    Cash distributions                              (520)              (668)
    Repayment of mortgage note                         -               (459)
                                                  -------          ---------
  Cash used in financing activities                 (752)            (1,333)
                                                  -------          ---------
Net increase in cash and cash equivalents            163              1,155

Cash and cash equivalents, beginning of period       491                244
                                                  -------          ---------
Cash and cash equivalents, end of period          $  654           $  1,399
                                                  =======          =========


Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                         $  167           $    229
                                                  =======          =========

Supplemental Disclosure of Non-Cash Financing
  Activities:
   Accrued Distribution to Partners               $    -           $  1,097
                                                  =======          =========

                      See notes to financial statements.

                                   5 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1997

                          NOTES TO FINANCIAL STATEMENTS

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except for the sale of the Partnership's Greenville, South Carolina property on August 1, 1996. Certain amounts have been reclassified to conform to the September 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

             The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $18,000 during each of the nine months ended September 30, 1997 and 1996.

                                     6 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1997

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

             The level of liquidity based on cash and cash equivalents experienced a $163,000 increase at September 30, 1997, as compared to December 31, 1996. The Partnership's $689,000 of cash provided by operating activities along with $226,000 of cash provided by investing activities were only partially offset by $232,000 of cash used for mortgage payments and $520,000 of partner distributions (financing activities). At September 30, 1997, the Partnership had $654,000 in cash reserves. The Partnership invests its working capital reserves in a money market mutual fund.

             The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 1997, and is expected to be sufficient in future periods, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either sell the properties or procure new tenants. In addition, if the Partnership is unable to sell such properties prior to their lease expiration, extend the current leases or re-let the properties upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the properties. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

             The Partnership has continued to make quarterly distributions to its partners from operating revenue since inception. The Managing General Partner has determined to cease making cash distributions in light of the J.C. Penney lease expiration on June 1, 1998 and the related $425,000 balloon payment due February 1, 1998, on the mortgage note secured by the J.C. Penney property. If, at that time, the Partnership is unable to extend or refinance the mortgage note or sell the property, the property could be lost through foreclosure.

                                     7 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1997

Item 2.      Management's Discussion and Analysis or Plan of Operation.
             (Continued)


             Results of Operations

             Net income decreased by $577,000 for the nine months ended September 30, 1997 as compared to 1996, due to the gain of $1,018,000 on sale of the Partnership's property located in Greenville, South Carolina to an affiliate of the tenant at the property on August 1, 1996, which was only partially offset by a $500,000 loss for impairment of value recorded in June, 1996 on the Partnership's property located in Hurst, Texas. With respect to the remaining properties, rental income increased by $11,000 for the nine months ended September 30, 1997, as compared to the prior comparable period, due to an increase in percentage rents. As a result of the August 1, 1996 sale of the above property and related mortgage repayment, interest and depreciation expense decreased for the nine months ended September 30, 1997, as compared to 1996. General and administrative expenses increased by $11,000 for the nine months ended September 30, 1997, as compared to 1996, primarily due to an increase in certain professional fees. Other items of income and expense remained relatively constant.

                                     8 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1997

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                     9 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1997

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

                             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                             BY:  ONE WINTHROP PROPERTIES, INC.
                                  Managing General Partner


                                  BY:      /s/ Michael L. Ashner
                                     -------------------------------
                                     Michael L. Ashner
                                     Chief Executive Officer and Director


                                  BY:      /s/ Edward V. Williams
                                     -------------------------------
                                     Edward V. Williams
                                     Chief Financial Officer

                                     Dated:     November 11, 1997


                                    10 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1997

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