Form 10KSB
period 1997-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1998-03-30
CIK 277886

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                                    Commission File
For the year ended December 31, 1997                  No.    0-9224

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
        (Exact name of small business issuer as specified in its charter)

      Massachusetts                                    04-2654152
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

               5 Cambridge Center, Cambridge, Massachusetts 02142
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number including area code (617) 234-3000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,199,000.

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

         The Partnership invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $60,000 which were originally set aside as reserves, in ten real properties. The funds set aside in reserves were invested in money market instruments and applied, over time, to repairs, improvements and other items associated with Partnership's obligations in respect of the Properties. The reserve balance as of December 31, 1997 net of accounts payable, accrued expenses and distributions payable to Partners was approximately $747,000. The Partnership's future cash distributions will include ongoing distributions from rental income and one-time distributions of sale proceeds. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. In light of the pending maturity of the loan encumbering the Partnership's Batavia property, the Partnership has suspended quarterly distributions from operations. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their adjusted capital contributions on a cumulative basis, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. See "Item 7 Financial Statements, Note 2." Distributions of sale proceeds will be made as a return of capital until investors have received a return of their original capital contribution. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to investors until they have received their $1,000 per unit capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. See Item 2, "Description of Properties" for a description of Registrant's remaining properties.

Property Matters

         Gordy's Food & Liquor Inc., Chippewa Falls, Wisconsin. On March 16, 1998, the Partnership entered into an agreement pursuant to which it agreed to sell this property to the tenant for a purchase price of $975,000. This sale is subject to the satisfaction of numerous conditions outside the control of the Partnership. Accordingly, there can be no assurance that this transaction will be consummated. It is expected that this transaction will be consummated, if at all, during the second quarter of 1998.

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

         Floors, Inc. and B&G, Inc., Hurst, Texas. On August 31, 1995, Creative Paint assigned the lease to Floors, Inc. See Item 2, "Description of Properties."

         J.C. Penney Co., Inc., Batavia, New York. The maturity date of the loan encumbering this property was extended from July 1, 1995 to May 1, 1998. The Partnership is currently negotiating to obtain a new loan on substantially the same terms as the current loan except that the loan will mature on August 31, 1999, the expiration of the lease term. See Item 6, "Management's Discussion and Analysis or Plan of Operation."

Employees

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it, including an affiliate of the General Partners, Winthrop Management.

Change in Control


         On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partner interest in the Associate General Partner.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn was, until October 1997, the sole, and is currently the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner and the Associate General Partner. In connection with the transfer of control, the officers and directors of the Managing General Partner resigned and Londonderry II appointed new officers and directors. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 2.  Description of Properties.

         A description of the Partnership's properties at February 1, 1998 is as follows. All of Registrant's remaining properties are owned in fee.

                                 Total Cost     Original              Size
Tenant/             Date of        of the       Portfolio        Building/Land
Location            Purchase     Property(1)    Percentage(2)      (Sq. ft.)
--------            --------     -----------    -------------      ---------

J.C. Penney
  Batavia, NY         8/1/79     $ 1,092,598       8            38,720/38,720

Walgreen Co.
  University          8/3/79     $   901,294       6.6          15,500/39,200
  City, MO

Toys "R" Us
  San Antonio, TX    1/25/80     $ 1,987,129      14.6         45,000/195,970

                                 Total Cost     Original              Size
Tenant/             Date of        of the       Portfolio        Building/Land
Location            Purchase     Property(1)    Percentage(2)      (Sq. ft.)
--------            --------     -----------    -------------      ---------

Toys "R" Us
  Fort Worth, TX     1/25/80     $ 1,873,769      13.7         45,000/185,105

Frank's Nursery
Sales, Inc.
  Hillside, IL       1/30/80     $   706,008       5.2         14,920/122,000


Lucky Stores,
Inc. (3)
  Cedar Rapids, IA    6/2/80     $ 1,522,908      11.2         36,856/133,110

Creative Paint
& Wallpaper, Inc.
and B&G, Inc. dba
Splash Pools & Spas,
fka Handy Dan(4)
  Hurst, TX          6/10/80     $ 1,645,692      12.1         36,000/180,000

Gordy's Food &
Liquor, Inc. (5)
  Chippewa Falls, WI 6/17/80     $ 1,380,816      10.1         26,000/88,000

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

         The tenants under all ten leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. Six of the Properties are leased on a triple net basis. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these Properties. In addition, the tenants at these properties are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that each of the properties are adequately insured. With respect to the lease with J.C. Penney Co., Inc., Batavia, NY, the Partnership is responsible for all structural and exterior repairs, carrying insurance, paying all real estate taxes up to a specified maximum amount, repainting, varnishing or otherwise redecorating certain exterior portions of the building every three years and paying certain common facility maintenance charges up to a fixed amount. The Partnership spent $17,076 for roof and HVAC repairs at this property in 1997. With respect to the lease with Walgreen Co., St. Louis, MO, the Partnership is responsible for maintenance of the structural portions of the building, all repairs required by reason of dry rot or termites and the first $750 per year of roof repairs. No funds were spent by the Partnership on these items in 1996 or 1997. With respect to the leases with Creative Paint & Wallpaper and B&G, Inc., Hurst, TX, the Partnership is responsible for structural maintenance of the premises. The Partnership spent $1,125 and $0 for these items in 1996 and 1997, respectively. Under both leases at this Property, the Partnership is required to administer the payment of real estate taxes and to procure and maintain insurance for the Property. The Partnership is fully reimbursed for real estate taxes and for annual insurance premiums up to $1,000.

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

         Tenants with 1997 rental payments of 10% or more of the Partnership's total rental revenue are as follows: Toys "R" Us, Inc., San Antonio, Texas, 15%, Toys "R" Us, Inc., Ft. Worth, Texas, 13%; Wal-Mart, Mexia, Texas 12%; J.C. Penney, Batavia, New York 10%; Lucky Stores, Inc., Cedar Rapids, Iowa 10%; and Walgreen Co., University City, Missouri 12%. The Partnership expects the rental payments from the same tenants to amount to approximately the same respective percentages of the Partnership's total income in 1998.


         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1997 annual base rent for the leases at the properties:

                                                                   1997
     Tenant             Business of    Lease        Renewal       Annual
Property/Location       Tenant         Expiration   Options(1)     Rent
-----------------       ------         ----------   ----------     ----

J.C. Penney
  Batavia, NY           Retail Dept.   8/31/99        5 - 5Yr.   $116,160
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

Gordy's Food &
Liquor, Inc. (6)
  Chippewa Falls, WI    Retail Food    6/17/2000     6 - 5Yr.    $145,200
                        & Beverage
                        Store

Wal-Mart Stores
  Mexia, TX             Dept. Store    10/31/2000    5 - 5Yr.    $111,206(7)
-------------------------

(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2)      Tenant has the right to terminate the lease 8/99 and 8/2004.
(3)      Tenant paid additional percentage rent of $71,668 in 1997.
(4) During 1988, Lucky Stores, Inc. exercised its option to sublet the premises to Graphics Division of Rockwell Collins International, an avionics and defense communications company. The sublease is for a three-year term with two three-year options to renew. Lucky Stores remains liable for all obligations under its lease agreement.
(5) Due to default and bankruptcy of prior tenant Channel Homes, fka Handy Dan, new leases with two new tenants were entered into as of February 1, 1991 for this property. In 1995, Creative Paint & Wallpaper, Inc. sublet its space to Floors, Inc.
(6) During the second quarter of 1983, National Supermarkets, Inc. assigned its lease of the Chippewa Falls, Wisconsin store to Gateway Foods, Inc., which simultaneously subleased to Gordy's Food & Liquor, Inc. All parties are jointly and severally responsible for the tenant's obligations under the lease. The original lease terms were not modified in any way in connection with the assignment and sublease.
(7)      An additional percentage rent of $74,351 was paid in 1997.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1997:

                    Gross
                   Carrying      Accumulated                         Federal
Property            Value(1)     Depreciation(1)  Rate     Method   Tax Basis
--------            --------     ---------------  ----     ------   ---------

Batavia, NY        $1,092,598     $768,333        5/40 yr.   S/L    $ 324,265

University            901,294      545,267        5/40 yr.   S/L      356,029
 City, MO

San Antonio, TX       735,238          -             -        -     1,179,780

Fort Worth, TX        487,180          -             -        -       946,110

Hillside, IL          261,223          -             -        -       341,712

Cedar Rapids, IA    1,522,908      904,309        5/40 yr.   S/L      618,596

Hurst, TX           1,529,882      148,066        5/40 yr.   S/L      851,861

Chippewa Falls, WI        -            -             -        -       524,718

Mexia, TX                 -            -             -        -       294,852

(1)  As accounted for under Statement of Financial Accounting Standards No. 13

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

         As of February 1, 1998, there were 862 holders of 10,005 outstanding Units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1997 and 1996, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                               Amount of
                                             Distribution
                                               Per Unit

Distribution with
Respect to
Quarter Ended                           1997              1996
-------------                           ----              ----

March 31                                18.06            28.64
June 30                                 13.44            19.62
September 30                             -              109.28
December 31                              -               18.87

Item 6.  Management's Discussion and Analysis or Plan of
         Operations.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

         All of the Partnership's remaining nine properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately 18 months and ten years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes.

         The level of liquidity based on cash and cash equivalents experienced a $278,000 increase at December 31, 1997, as compared to December 31, 1996. The Partnership's $772,000 of cash provided by operating activities along with $306,000 of cash provided by investing activities were only partially offset by $280,000 of cash used for mortgage payments and $520,000 of partner distributions (financing activities). The Partnership invests its working capital reserves in a money market mutual fund. Cash provided by operating activities declined during 1997, as compared to 1996, due to the timing of payment of accounts payable and accrued expenses.

         The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the year ended December 31, 1997, and is expected to be sufficient in future periods, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases the Partnership will be required to either sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.


         The Partnership has continued to make quarterly distributions to its partners from operating revenue since inception. Distributions in 1997 and 1996 totaled $315,000 and $1,828,000, respectively. The Managing General Partner has determined to cease making distributions in light of the J.C. Penney lease expiration on August 31, 1999 and the related $419,000 balloon payment due on February 1, 1998 on the mortgage note secured by the J.C. Penney property. On February 1, 1998, the Partnership obtained an extension on the mortgage until May 1, 1998. The Managing General Partner is currently negotiating with the lender to renew the note until August 31, 1999. If the Partnership is unable to extend or refinance the mortgage, or sell the property, the property could be lost through foreclosure. If the property is lost through foreclosure, the Partnership would not incur a loss for financial reporting purposes.

         The Partnership is dependent upon the General Partner for management and administrative services. The General Partner has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Partnership will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations

         Net income decreased by $571,000 for the year ended December 31, 1997 as compared to 1996, due to the gain of $1,018,000 on sale of the Partnership's property located in Greenville, South Carolina to an affiliate of the tenant at the property on August 1, 1996, which was only partially offset by a $500,000 loss for impairment of value recorded in June 1996, on the Partnership's property located in Hurst, Texas. With respect to the remaining properties, rental income remained relatively constant for the year ended December 31, 1997 as compared to 1996. As a result of the August 1, 1996 sale of the property and related mortgage repayment, interest and depreciation expense decreased for the year ended December 31, 1997, as compared to 1996. Operating expenses increased by $15,000 for the year ended December 31, 1997, as compared to 1996, primarily due to an increase in maintenance expense at the Partnership's J.C. Penney property. Other items of income and expense remained relatively constant.

Item 7.  Financial Statements

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                         Page
                                                                         ----

Independent Auditors' Report.............................................F - 2

Financial Statements:

Balance Sheets as of December 31, 1997 and 1996..........................F - 3

Statements of Income for the Years Ended
     December 31, 1997 and 1996..........................................F - 4

Statements of Partners' Capital for the Years Ended
     December 31, 1997 and 1996..........................................F - 5

Statements of Cash Flows for the Years Ended
     December 31, 1997 and 1996..........................................F - 6

Notes to Financial Statements............................................F - 7

                          Independent Auditors' Report

To the Partners
Winthrop Partners 79 Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Winthrop Partners 79 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 79 Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                           /s/ Imowitz Koenig & Co., LLP

New York, New York
February 2, 1998

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                BALANCE SHEETS
                       (In Thousands, Except Unit Data)


                                                                                              DECEMBER 31,
                                                                              ---------------------------------------------

                                                                                      1997                    1996
                                                                              ---------------------    --------------------

ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $2,366 (1997) and $2,277 (1996)                                          $              4,164     $             4,253
Accounted for under the financing method                                                     2,510                   2,816
                                                                              ---------------------    --------------------

                                                                                             6,674                   7,069

Other Assets:

Cash and cash equivalents                                                                      769                     491
Other assets                                                                                   175                     193
                                                                              ---------------------    --------------------

         Total Assets                                                         $              7,618     $             7,753
                                                                              =====================    ====================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                                                        $              1,862     $             2,142
Accounts payable and accrued expenses                                                           22                     104
Distributions payable to partners                                                                -                     205
                                                                              ---------------------    --------------------

         Total Liabilities                                                                   1,884                   2,451
                                                                              ---------------------    --------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,

   $1,000 stated value per Unit; authorized,
   issued and outstanding - 10,005 Units                                                     5,877                   5,505
General Partners (Deficit)                                                                    (143)                   (203)
                                                                              ---------------------    --------------------

         Total Partners' Capital                                                             5,734                   5,302
                                                                              ---------------------    --------------------

         Total Liabilities and Partners' Capital                              $              7,618     $             7,753
                                                                              =====================    ====================


                      See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
                       (In Thousands, Except Unit Data)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------------------
                                                                                       1997                    1996
                                                                               ---------------------   ---------------------
Income:
Rental income from real estate leases accounted
     for under the operating method                                            $                825    $                935
Interest on short-term investments                                                               32                      33
Interest income on real estate leases accounted
     for under the financing method                                                             342                     373
Gain on sale of property                                                                          -                   1,018
                                                                               ---------------------   ---------------------

         Total income                                                                         1,199                   2,359
                                                                               ---------------------   ---------------------
Expenses:
Operating                                                                                        41                      26
Interest                                                                                        219                     282
Loss due to impairment of real estate                                                             -                     500
Depreciation and amortization                                                                   101                     130
Management fees                                                                                  22                      23
General and administrative                                                                       69                      80
                                                                               ---------------------   ---------------------

         Total expenses                                                                         452                   1,041
                                                                               ---------------------   ---------------------

Net income                                                                     $                747    $              1,318
                                                                               =====================   =====================

Net income allocated to general partners                                       $                 60    $                105
                                                                               =====================   =====================

Net income allocated to limited partners                                       $                687    $              1,213
                                                                               =====================   =====================

Net income per Unit of Limited Partnership Interest                            $              68.67    $             121.24
                                                                               =====================   =====================

Distributions per Unit of Limited Partnership Interest                         $              31.48    $             176.41
                                                                               =====================   =====================

                      See notes to financial statements.

                 WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                     STATEMENTS OF PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1997 AND 1996
                     (In Thousands, Except Unit Data)


                                                  Units of
                                                   Limited            General              Limited
                                                 Partnership         Partners'            Partners'               Total
                                                  Interest            Deficit              Capital               Capital
                                              ------------------ -------------------  -------------------  --------------------

Balance - January 1, 1996                                10,005  $             (245)  $            6,057   $             5,812

   Distributions                                                                (63)              (1,765)               (1,828)
   Net income                                                                   105                1,213                 1,318
                                              ------------------ -------------------  -------------------  --------------------

Balance - December 31, 1996                              10,005                (203)               5,505                 5,302

   Distributions                                                                  -                 (315)                 (315)
   Net income                                                                    60                  687                   747
                                              ------------------ -------------------  -------------------  --------------------

Balance - December 31, 1997                              10,005  $             (143)  $            5,877   $             5,734
                                              ================== ===================  ===================  ====================


                      See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------

                                                                                      1997                     1996
                                                                              ---------------------    --------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $                747     $             1,318
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                                               89                     118
     Amortization                                                                               12                      12
     Loss due to impairment of real estate                                                       -                     500
     Gain on sale of property                                                                    -                  (1,018)
Changes in assets and liabilities:
     Decrease (increase) in other assets                                                         6                     (62)
     (Decrease) increase in accounts payable and
          accrued expenses                                                                     (82)                     74
                                                                              ---------------------    --------------------

     Net cash provided by operating activities                                                 772                     942
                                                                              ---------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                             306                     274
     Proceeds from sale of property                                                              -                   1,525
                                                                              ---------------------    --------------------

     Cash provided by investing activities                                                     306                   1,799
                                                                              ---------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on mortgage notes                                                     (280)                   (270)
     Repayment of mortgage note                                                                  -                    (459)
     Cash distributions                                                                       (520)                 (1,765)
                                                                              ---------------------    --------------------

     Cash used in financing activities                                                        (800)                 (2,494)
                                                                              ---------------------    --------------------


Net increase in cash and cash equivalents                                                      278                     247

Cash and Cash Equivalents, Beginning of Year                                                   491                     244
                                                                              ---------------------    --------------------

Cash and Cash Equivalents, End of Year                                        $                769     $               491
                                                                              =====================    ====================

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                   $                219     $               282
                                                                              =====================    ====================

Supplemental Disclosure of Non-cash Financing
     Activities -

Distributions accrued and not paid as of December 31                          $                -       $               205
                                                                              =====================    ====================



                      See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Partners 79 Limited Partnership (the "Partnership"), was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases nine properties, four of which are located in Texas with the other five in various locations throughout the United States. With the exception of one property, all are leased to single tenants under triple net lease agreements.

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

     Percentage Rent

     The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents are recorded on a cash basis. For the years ended December 31, 1997 and 1996, the Partnership received percentage rent totaling approximately $146,000 and $136,000, respectively.

     Real Estate

     Real Estate is carried at cost, adjusted for depreciation and impairment of value. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

     Loan Costs

     Loan costs of $114,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the respective loans. At December 31, 1997 and 1996, accumulated amortization totaled $81,000 and $69,000, respectively.

     Cash and Cash Equivalents


     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Distributions to Partners

     Cash distributions have been suspended by the Partnership, pending resolution of the maturing debt on the Batavia, NY property (see Note
     10). The cash distribution due partners for the three months ended December 31, 1996 is recorded in the accompanying financial statements as a liability and a reduction of partners' capital. As provided in the partnership agreement, quarterly distributions, if any, are payable to partners within 60 days after the end of the quarter.

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

     Reclassifications

     Certain reclassifications have been made to 1996 balances to conform to the 1997 presentation.

2.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. ("One Winthrop") (the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1997 and 1996, Winthrop Management earned $22,000 and $23,000, respectively, for managing the properties of the Partnership.

     The general partners are entitled to 8% of Cash Available for

     Distribution, subordinated to a cumulative priority quarterly distribution to the limited partners as provided in the partnership agreement. Such distributions aggregated $63,000 for the year ended December 31, 1996.

     During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING

     METHOD

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                                               December 31,
                                                                     -------------------------------
                                                                     1997                       1996
                                                                     ----                       ----

     Land                                                     $        3,303,000        $        3,300,000
     Commercial buildings                                              3,227,000                 3,230,000
     Accumulated depreciation                                         (2,366,000)               (2,277,000)
                                                              -------------------       -------------------
                                                              $        4,164,000        $        4,253,000
                                                              ===================       ===================

     The cost of real estate has been adjusted to reflect a $500,000 impairment loss in 1996.

     As of December 31, 1997 and 1996, properties (and related operating leases) with a carrying value of $1,706,000 and $1,740,000, respectively, were pledged to collateralize payment of mortgage notes payable.

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

1998.........................................................$          679,000
1999.........................................................           641,000
2000.........................................................           357,000
2001.........................................................           116,000
2002.........................................................           100,000
Thereafter...................................................           502,000
                                                             ------------------


Total........................................................$        2,395,000
                                                             ==================

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

     Real estate leased to others, accounted for under the financing method, is summarized as follows:

                                             December 31,
                                             ------------

                                        1997               1996
                                        ----               ----

Minimum lease payments receivable  $ 1,782,000        $    2,429,000
Unguaranteed residual value          2,006,000             2,006,000
                                   ------------       ---------------
                                     3,788,000             4,435,000
Less:  Unearned income              (1,278,000)           (1,619,000)
                                   ------------       ---------------

                                   $ 2,510,000        $    2,816,000
                                   ============       ===============

     As of December 31, 1997 and 1996, respectively, real estate and the related lease payments with a net investment in financing leases of $1,172,000 and $1,370,000 were pledged to collateralize the payment of mortgage notes payable.

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the financing leases:

1998.........................................................$          647,000
1999.........................................................           647,000
2000.........................................................           237,000
2001.........................................................            42,000
2002.........................................................            42,000
Thereafter...................................................           167,000
                                                             ------------------
Total........................................................$        1,782,000
                                                             ==================

5.   SIGNIFICANT TENANTS

     For the year ended December 31, 1997 approximately 72% of revenue from rental operations was from six tenants. For the year ended December 31, 1996 four tenants comprised approximately 48% of the Partnership's rental revenue.


6.   MORTGAGE NOTES PAYABLE

     The mortgage notes payable by the Partnership are summarized as follows:

                                                                                                  December 31,
                                                                                                  ------------
                                                                                          1997                   1996
                                                                                          ----                   ----

       Prime rate plus 1.5% mortgage note (10.0% at December 31, 1997), due in monthly installments of $2,980 for principal plus interest. The note matured on February 1, 1998 with a balloon payment of approximately
       $419,000 (see Note 10)                                                       $   426,000              $  461,000

       10.115% mortgage note, due in monthly installments of $2,730 for
       principal and interest, maturing on December 1, 2004                             163,000                 179,000

       12% mortgage note, due in monthly installments of $12,618 for principal
       and interest, maturing on July 1, 2000                                           326,000                 431,000

       12% mortgage note, due in monthly installments of $11,892 for principal
       and interest, maturing on July 1, 2000                                           307,000                 406,000

       10.25% mortgage note, due in monthly installments of $7,622 for
       principal and interest, maturing on July 1, 2010                                 640,000                 665,000
    -----------              ----------
                                                                                    $ 1,862,000             $ 2,142,000
                                                                                    ===========             ===========

     As of December 31, 1997 principal payments are required as follows:

1998.........................................................$          700,000
1999.........................................................           309,000
2000.........................................................           196,000
2001.........................................................            60,000
2002.........................................................            67,000
Thereafter...................................................           530,000
                                                             ------------------

Total........................................................$        1,862,000
                                                             ==================

7.   SALE OF PROPERTY

     The Partnership sold its property located in Greenville, South Carolina to an affiliate of the tenant of the property in August, 1996 for $1,525,000, resulting in a gain of $1,018,000. Net proceeds from such sale aggregated $1,040,000.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments. The carrying amount of the Partnership's mortgage notes based on the borrowing rates available to the Partnership for mortgage notes with similar terms, was approximately $2,100,000 and $2,200,000 at December 31, 1997 and 1996,
     respectively.

9.   TAXABLE INCOME

     The Partnership's taxable income for 1997 and 1996 differs from net income for financial reporting purposes as follows:

                                                      1997        1996
                                                      ----        ----

     Net income for financial reporting purposes   $747,000   $1,318,000
     Plus:  Minimum lease payments received,
               net of interest income earned, on
               leases accounted for under the
               financing method                     306,000      274,000

            Loss due to impairment of real estate         -      500,000

     Minus: Depreciation on leases accounted
              for under the financing method
              and tax depreciation adjustment      (173,000)    (162,000)
                                                   --------     --------

     Taxable income                                $880,000   $1,930,000
                                                   ========    =========

     Taxable income per Unit of Limited
        Partnership Interest                       $  80.92    $  177.47
                                                   ========    =========

10.  CONTINGENCY AND SUBSEQUENT EVENT

     The mortgage note encumbering the Batavia, NY property matured on February 1, 1998, with a balloon payment of $419,000. On February 1, 1998, the Partnership obtained an extension on the mortgage until May 1, 1998. The Partnership is currently negotiating with the lender to renew the note until August 31, 1999 (expiration date of the tenant's lease). If the Partnership is unable to extend or refinance the mortgage, or sell the property, the property could be lost through foreclosure. If the property is lost through foreclosure, the Partnership would not incur a loss for financial reporting purposes.

Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of February 1, 1998, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name                         Managing General Partner   Officer Since
----                         ------------------------   -------------

Michael L. Ashner            Chief Executive Officer       1-96
                              and Director

Edward Williams              Chief Financial Officer       4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President         1-96

Carolyn Tiffany              Vice President and Clerk     10-95

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American

Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From

June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors 1 Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a)  Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at February 1, 1998. Under the Partnership Agreement (incorporated herein by reference), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b)  Security Ownership of Management.

         At February 1, 1998, the partners of WFA and the officers, directors and the general partner of the General Partners owned as a group 5 Units representing less than 1% of the total number of Units outstanding.

         (c) Changes in Control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.  Certain Relationship and Related Transactions.

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. Pursuant to Section 4.1 of the Partnership Agreement, the General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the years ended December 31, 1997 and 1996, the Partnership has paid or accrued distributions from Cash Available for Distributions, as defined in the Partnership Agreement, totaling $0 and $62,955, respectively, to the General Partners.

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

         Pursuant to Section 5.3A (iii) of the Partnership Agreement, Winthrop Management receives a Property Management fee equal to 1.5% of cash receipts in excess of cash expenditures other than expenditures for the management fee, debt service payments and capital improvements. For the years ended December 31, 1997 and 1996, Winthrop Management earned approximately $22,000 and $23,000, respectively, for managing the real properties of the Partnership

Item 13.   Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None
                                      31

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March 1998.

                                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                    By:   ONE WINTHROP PROPERTIES, INC.

                                          Managing General Partner

                                          By: /s/ Michael L. Ashner
                                          -------------------------
                                                  Michael Ashner
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name           Title                       Date
--------------           -----                       ----

/s/ Michael Ashner    Chief Executive            March 17, 1998
-------------------   Officer and Director
Michael Ashner

/s/ Edward Williams   Chief Financial Officer    March 17, 1998
-------------------
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

  10(n)   Agreement of Purchase and Sale between                      (b)
          Lucky Stores, Inc. and Winthrop Financial
          Co., Inc. dated November 16, 1979

  10(o)   Documents relating to the National                          (f)
          Super Markets, Inc. store in Chippewa
          Falls, Wisconsin

  10(p)   Documents relating to the Wal-Mart Stores,                  (g)
          Inc. property in Mexia, Texas

  10(q)   Documents relating to the Walgreen Co.                      (h)
          property in University City, Missouri

  16.     Letter from Arthur Andersen LLP dated September             (i)
          19, 1996.

  27.     Financial Data Schedule                                     36

  99.     Supplementary Information required pursuant                 37
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