Form 10QSB
period 1998-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1998-05-14
CIK 277886

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-9224

                   Winthrop Partners 79 Limited Partnership
                   ----------------------------------------
      (Exact name of small business issuer as specified in its charter)

                Massachusetts                               04-2654152
                -------------                               ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
         incorporation or organization)

    Five Cambridge Center, Cambridge, MA                    02142-1493
    ------------------------------------                    ----------
   (Address of principal executive office)                  (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)


(In Thousands, Except Unit Data)
                                                          March 31, December 31,
                                                            1998        1997
                                                          --------    -------
Assets
------

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $2,388 (1998) and $2,366 (1997) .................    $ 4,142     $ 4,164
Accounted for under the financing method .............      2,429       2,510
                                                          -------     -------
                                                            6,571       6,674
Other Assets:

Cash and cash equivalents ............................      1,144         769
Other assets, net of accumulated amortization
     of $114 (1998) and $111 (1997) ..................        152         175
                                                          -------     -------
         Total Assets ................................    $ 7,867     $ 7,618
                                                          =======     =======

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable ...............................    $ 1,787     $ 1,862
Accounts payable and accrued expenses ................         28          22
                                                          -------     -------
         Total Liabilities ...........................      1,815       1,884
                                                          -------     -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units .............      6,170       5,877
General Partners' Deficit ............................       (118)       (143)
                                                          -------     -------
         Total Partners' Capital .....................      6,052       5,734
                                                          -------     -------
         Total Liabilities and Partners' Capital .....    $ 7,867     $ 7,618
                                                          =======     =======

                      See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                               For The Three Months Ended
                                                                 March 31,    March 31,
                                                                   1998         1997
                                                                   ----         ----
Income:

Rental income from real estate leases accounted
     for under the operating method ........................        $333         $242
Interest on short-term investments .........................          11            6
Interest income on real estate leases accounted
     for under the financing method ........................          80           88
                                                                 -------      -------
         Total income ......................................         424          336
                                                                 -------      -------

Expenses:

Operating ..................................................           8            6
Interest ...................................................          50           57
Depreciation and amortization ..............................          25           25
Management fees ............................................           7            6
General and administrative .................................          16           18
                                                                 -------      -------
         Total expenses ....................................         106          112
                                                                 -------      -------
Net income .................................................        $318         $224
                                                                 =======      =======
Net income allocated to general partners ...................        $ 25         $ 18
                                                                 =======      =======
Net income allocated to limited partners ...................        $293         $206
                                                                 =======      =======
Net income per Unit of Limited Partnership Interest ........      $29.29       $20.59
                                                                 =======      =======
Distributions per Unit of Limited Partnership Interest .....        $--        $18.09
                                                                 =======      =======

                      See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998


Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)



                                     Units of
                                      Limited    General    Limited
                                    Partnership Partners'  Partners'     Total
                                     Interest    Deficit    Capital     Capital
                                     --------    -------    -------     -------

Balance - January 1, 1998 .......     10,005     $ (143)     $5,877     $5,734

   Net income ...................                    25         293        318
                                      ------     ------      ------     ------

Balance - March 31, 1998 ........     10,005     $ (118)     $6,170     $6,052
                                      ======     ======      ======     ======



                      See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                   For The Three Months Ended
                                                                      March 31,  March 31,
                                                                        1998       1997
                                                                      -------    -------
Cash Flows From Operating Activities:

Net income .......................................................   $   318    $   224
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation ................................................        22         22
     Amortization ................................................         3          3
Changes in assets and liabilities:
     Decrease in other assets ....................................        20         98
     Increase (decrease) in accounts payable
       and accrued expenses ......................................         6         (7)
                                                                      -------    -------
     Net cash provided by operating activities ...................       369        340
                                                                      -------    -------
Cash Flows From Investing Activities:

     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method        81         73
                                                                      -------    -------
     Cash provided by investing activities .......................        81         73

                                                                      -------    -------
Cash Flows From Financing Activities:

     Principal payments on mortgage notes ........................       (75)       (67)
     Cash distributions ..........................................       --        (205)
                                                                      -------    -------
     Cash used in financing activities ...........................       (75)      (272)
                                                                      -------    -------
Net increase in cash and cash equivalents ........................       375        141

Cash and cash equivalents, beginning of period ...................       769        491
                                                                      -------    -------
Cash and cash equivalents, end of period .........................   $ 1,144    $   632
                                                                      =======    =======

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest ......................................   $    50    $    57
                                                                      =======    =======
Supplemental Disclosure of Non-Cash Financing Activities:
     Accrued Distribution to Partners ............................   $   --     $   181
                                                                      =======    =======


                      See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

                         NOTES TO FINANCIAL STATEMENTS

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1998 presentation. The balance sheet at December 31, 1997, was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $7,000 and $6,000 during the three months ended March 31, 1998 and 1997, respectively.

3.   Mortgage Note Payable

     The mortgage note encumbering the Batavia, NY property matured on February 1, 1998, with a balloon payment of $419,000. On February 1, 1998, the Partnership obtained an extension on the mortgage until May 1, 1998, which was further extended until May 15, 1998. The Partnership is currently negotiating with the lender to renew the note, at a lower interest rate, until August 31, 1999 (expiration date of the tenant's lease). If the Partnership is unable to extend or refinance the mortgage, the Managing General Partner anticipates that the Partnership's cash reserves will be utilized to satisfy the note.

4.   Contract for Sale of Property

     On March 19, 1998, the Partnership entered into a contract to sell its Chippewa Falls, WI property to the tenant of the property for $975,000. The sale, if consummated, is expected to close during May 1998. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Item 2.   Management's Discussion and Analysis or Plan of Operations

          The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

          This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

          Liquidity and Capital Resources

          All of the Partnership's remaining nine properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately 15 months and ten years. The Partnership receives rental income from its properties, which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes.

          The level of liquidity based on cash and cash equivalents experienced a $375,000 increase at March 31, 1998, as compared to December 31, 1997. The Partnership's $369,000 of cash provided by operating activities along with $81,000 of cash provided by investing activities were only partially offset by $75,000 of cash used for mortgage principal payments (financing activities). At March 31, 1998, the Partnership had approximately $1,144,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

          The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the three months ended March 31, 1998, and is expected to be sufficient in future periods, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Item 2.   Management's Discussion and Analysis or Plan of Operation (Continued)

          Liquidity and Capital Resources (Continued)

          During 1997, the Managing General Partner ceased making distributions in light of the J.C. Penney lease expiration on August 31, 1999 and the related $419,000 balloon payment due on the mortgage note secured by the J.C. Penney property. The mortgage note matured on February 1, 1998, and was extended until May 15, 1998. The Managing General Partner is currently negotiating with the lender to renew the note (at a lower interest rate) until August 31, 1999. If the Partnership is unable to extend or refinance the mortgage, the Managing General Partner anticipates that the Partnership's cash reserves will be utilized to satisfy the note.

          On March 19, 1998, the Partnership entered into a contract to sell its Chippewa Falls, WI property to the tenant of the property for $975,000. The sale, if consummated, is expected to close during May 1998. If the sale is consummated, the Partnership will realize approximately $940,000 in net proceeds and recognize a gain for financial reporting purposes.

          Results of Operations

          Net income increased by $94,000 for the three months ended March 31, 1998, as compared to 1997, primarily due to the receipt of $163,000 of percentage rents in 1998, as compared to $72,000 in 1997. Other items of income and expense remained relatively constant.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               27.  Financial Data Schedule


               99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

          (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended March 31, 1998.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

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


                     WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                     BY:     ONE WINTHROP PROPERTIES, INC.
                             Managing General Partner



                             BY:  /s/ Michael L. Ashner
                                  --------------------------
                                  Michael L. Ashner
                                  Chief Executive Officer and Director



                             BY:  /s/ Edward V. Williams
                                  --------------------------
                                  Edward V. Williams
                                  Chief Financial Officer


                                  Dated:  May 5, 1998

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998


Exhibit Index

         Exhibit                                              Page No.
         -------                                              --------

27.      Financial Data Schedule                                  -

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.               16