Form 10QSB
period 1998-06-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1998-08-07
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                          -----------   -----------

                          Commission file number 0-9224
                                                 ------

                   Winthrop Partners 79 Limited Partnership
                   ----------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Massachusetts                                  04-2654152
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

   Five Cambridge Center, Cambridge, MA                   02142-1493
  ---------------------------------------                 ----------
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

                                     1 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1998

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                    June 30,              December 31,
                                                                      1998                    1997
                                                              ---------------------    --------------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $2,409 (1998) and $2,366 (1997)                                 $       4,121           $       4,164
Accounted for under the financing method                                     2,344                   2,510
                                                                     --------------          --------------

                                                                             6,465                   6,674

Other Assets:

Cash and cash equivalents                                                    1,385                     769
Other assets, net of accumulated amortization of
     $117 (1998) and $111 (1997)                                                94                     175
                                                                     --------------          --------------

         Total Assets                                                $       7,944           $       7,618
                                                                     ==============          ==============

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                                               $       1,713           $       1,862
Accounts payable and accrued expenses                                           27                      22
                                                                     --------------          --------------

         Total Liabilities                                                   1,740                   1,884
                                                                     --------------          --------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                                     6,309                   5,877
General Partners' Deficit                                                     (105)                   (143)
                                                                     --------------          --------------

         Total Partners' Capital                                             6,204                   5,734
                                                                     --------------          --------------

         Total Liabilities and Partners' Capital                     $       7,944           $       7,618
                                                                     ==============          ==============




                       See notes to financial statements.

                                     2 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1998


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)


                                                                         For the Three Months Ended    For the Six Months Ended
                                                                        June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
                                                                        -------------  -------------  -------------  -------------
Income:

     Rental income from real estate leases accounted
        for under the operating method                                  $       170     $       244    $     503     $    486
     Interest on short-term investments                                          16               8           27           14
     Interest income on real estate leases accounted
       for under the financing method                                            78              87          158          175
                                                                        ------------    ------------   ----------   ----------

         Total income                                                           264             339          688          675
                                                                        ------------    ------------   ----------   ----------

Expenses:

     Operating                                                                   17              13           25           20
     Interest                                                                    50              56          100          113
     Depreciation and amortization                                               24              25           49           50
     Management fees                                                              5               6           12           12
     General and administrative                                                  16              27           32           44
                                                                        ------------    ------------   ----------   ----------

         Total expenses                                                         112             127          218          239
                                                                        ------------    ------------   ----------   ----------

Net income                                                              $       152     $       212    $     470    $     436
                                                                        ============    ============   ==========   ==========

Net income allocated to general partners                                $        13     $        17    $      38    $      35
                                                                        ============    ============   ==========   ==========

Net income allocated to limited partners                                $       139     $       195    $     432    $     401
                                                                        ============    ============   ==========   ==========

Net income per Unit of Limited
     Partnership Interest                                               $     13.89     $      19.49   $   43.18    $    40.08
                                                                        ============    ============   ==========   ===========

Distributions per Unit of Limited Partnership Interest                  $       -       $      13.39   $     -      $    31.48
                                                                        ============    ============   ==========   ===========


                       See notes to financial statements.

                                     3 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1998

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                               Units of
                                                Limited      General    Limited
                                              Partnership   Partners'  Partners'   Total
                                               Interest      Deficit    Capital   Capital
                                              -----------   ---------  ---------  -------

Balance - January 1, 1998                       10,005     $   (143)  $  5,877   $   5,734

   Net income                                                    38        432         470
                                              ---------    ---------  ---------  ----------

Balance - June 30, 1998                         10,005     $   (105)  $  6,309   $   6,204
                                              =========    =========  =========  ==========





                       See notes to financial statements.

                                     4 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1998

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                               For The Six Months Ended
                                                                                 June 30,     June 30,
                                                                                  1998          1997
                                                                              -----------     ----------
Cash Flows From Operating Activities:

Net income                                                                    $      470     $      436
Adjustments to reconcile net income to net cash provided
  by operating activities:

     Depreciation                                                                     43             44
     Amortization                                                                      6              6
Changes in assets and liabilities:
     Decrease in other assets                                                         82             92
     Increase (decrease) in accounts payable
       and accrued expenses                                                            5            (72)
                                                                              -----------    -----------


     Net cash provided by operating activities                                       606            506
                                                                              -----------    -----------

Cash Flows From Investing Activities:

     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                   166            149
                                                                              -----------    -----------

     Cash provided by investing activities                                           166            149
                                                                              -----------    -----------

Cash Flows From Financing Activities:

     Principal payments on mortgage notes                                           (149)          (137)
     Cash distributions                                                                -           (386)
     Loan costs                                                                       (7)              -
                                                                              -----------    -----------

     Cash used in financing activities                                              (156)          (523)
                                                                              -----------    -----------

Net increase in cash and cash equivalents                                            616            132

Cash and cash equivalents, beginning of period                                       769            491
                                                                              -----------    -----------

Cash and cash equivalents, end of period                                      $    1,385     $      623
                                                                              ===========    ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                   $       97     $      113
                                                                              ===========    ===========

Supplemental Disclosure of Non-Cash Financing Activities:
     Accrued Distribution to Partners                                         $        -     $      134
                                                                              ===========    ===========


                       See notes to financial statements.

                                     5 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1998 presentation. The balance sheet at December 31, 1997, was derived from audited financial statements at such date.

             The results of operations for the six months ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $12,000 during each of the six months ended June 30, 1998 and 1997.

3.           Mortgage Note Payable

             The mortgage note encumbering the Batavia, NY property matured on February 1, 1998, with a balloon payment of $419,000. On February 1, 1998, the Partnership obtained an extension on the mortgage until May 1, 1998, which was further extended until May 15, 1998. On May 29, 1998, the partnership renewed the note at a lower interest rate of 8.32%. The note requires monthly payments of $5,000 and is being amortized over 10 years. The note matures on August 31, 1999 (the expiration date of the tenant's lease) with a balloon payment of approximately $377,000.

4.           Contract for Sale of Property

             On March 19, 1998, the Partnership entered into a contract to sell its Chippewa Falls, WI property to the tenant of the property for $975,000. The sale is expected to close in August 1998. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes.

                                     6 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1998

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

             Liquidity and Capital Resources

             All of the Partnership's remaining nine properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately one and ten years. The Partnership receives rental income from its properties, which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes.

             The level of liquidity based on cash and cash equivalents experienced a $616,000 increase at June 30, 1998, as compared to December 31, 1997. The Partnership's $606,000 of cash provided by operating activities and $166,000 of cash provided by investing activities were only partially offset by $156,000 of cash used in financing activities. Financing activities consisted of $149,000 of mortgage principal payments and $7,000 of loan costs. At June 30, 1998, the Partnership had approximately $1,385,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

             The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the six months ended June 30, 1998, and is expected to be sufficient in future periods, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

                                     7 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1998

Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Liquidity and Capital Resources (Continued)

             During 1997, the Managing General Partner ceased making distributions in light of the J.C. Penney lease expiration on August 31, 1999 and the related $419,000 balloon payment due on the mortgage note secured by the J.C. Penney property. The mortgage note matured on February 1, 1998, and was extended until May 15, 1998. On May 29, 1998, the Partnership renewed the note at a lower interest rate of 8.32%. The note requires monthly payments of $5,000 and is being amortized over 10 years. The note matures on August 31, 1999, with a balloon payment of approximately $377,000.

             In addition, six of the Partnership's nine properties have primary lease terms that expire by October 31, 2000. In light of this fact, the Managing General Partner has decided to increase the Partnership's reserves until such time that it is known whether or not these tenants will renew their respective leases.

             On May 13, 1998, Walgreen Co. ("Walgreens") occupying the Partnership's University City, Missouri property exercised their right to cancel the lease effective February 28, 1999. Walgreens has since contacted the Managing General Partner requesting that they be allowed to holdover on a month to month basis. The terms and conditions of this holdover request are currently being negotiated. The Managing General Partner anticipates marketing the property for disposition using a local brokerage firm familiar with the University City, Missouri sub-market.

             On March 19, 1998, the Partnership entered into a contract to sell its Chippewa Falls, WI property to the tenant of the property for $975,000. The sale is expected to close during August 1998. If the sale is consummated, the Partnership will realize approximately $940,000 in net proceeds and recognize a gain for financial reporting purposes.

             Results of Operations

             Net income increased by $34,000 for the six months ended June 30, 1998, as compared to 1997, due to an increase in revenues of $13,000 and a decrease in expenses of $21,000. Revenues increased by $13,000, primarily due to an increase in rental income of $17,000. Rental income increased due to the receipt of $163,000 of percentage rents in 1998, as compared to $146,000 in 1997. Expenses declined primarily due to a reduction in general and administrative expenses of $12,000 and interest expense of $13,000. All other items of income and expense remained relatively constant.

                                     8 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1998

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                     9 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1998

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

                        WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                        BY:     ONE WINTHROP PROPERTIES, INC.
                                Managing General Partner

                                BY:       /s/ Michael L. Ashner
                                         ------------------------------------
                                         Michael L. Ashner
                                         Chief Executive Officer and Director

                                BY:       /s/ Edward V. Williams
                                         ------------------------------------
                                         Edward V. Williams
                                         Chief Financial Officer

                                         Dated:     August 5, 1998

                                    10 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1998

Exhibit Index

         Exhibit                                              Page No.

27.      Financial Data Schedule                                  -

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.               12



                                    11 of 12