Form 10QSB
period 1998-09-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1998-11-12
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998
                                           ------------------
                                      OR

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

        Registrant's telephone number, including area code (617) 234-3000
                                                           --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No_____
                                       ---

                                     1 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                                                          December 31,
                                                                                 September 30,                 1997
                                                                                      1998                (As Restated)
                                                                                 -------------          ---------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $2,404 (1998) and $2,339 (1997)                                             $           4,147      $            4,212
Accounted for under the financing method                                                     1,922                   2,989
                                                                                 -----------------      ------------------
                                                                                             6,069                   7,201

Other Assets:

Cash and cash equivalents                                                                    2,511                     769
Other assets, net of accumulated amortization of
     $122 (1998) and $111 (1997)                                                               100                     175
                                                                                 -----------------      ------------------
         Total Assets                                                            $           8,680      $            8,145
                                                                                 =================      ==================

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                                                           $           1,637      $            1,862
Accounts payable and accrued expenses                                                           26                      22
Distribution payable                                                                           964                       -
                                                                                 -----------------      ------------------
         Total Liabilities                                                                   2,627                   1,884
                                                                                 -----------------      ------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                                                     6,094                   6,362
General Partners' Deficit                                                                      (41)                   (101)
                                                                                 -----------------      ------------------
         Total Partners' Capital                                                             6,053                   6,261
                                                                                 -----------------      ------------------
         Total Liabilities and Partners' Capital                                 $           8,680      $            8,145
                                                                                 =================      ==================


                       See notes to financial statements.

                                     2 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)                                     For the Three Months Ended    For the Nine Months Ended
                                                                    September 30,  September 30,  September 30,   September 30,
                                                                        1998           1997           1998             1997
                                                                    ------------   -------------  -------------   -------------
Income:

     Rental income from real estate leases accounted
        for under the operating method                                  $  166         $  170         $  669         $  656
     Interest on short-term investments                                     26              9             53             23
     Interest income on real estate leases accounted
       for under the financing method                                       63             84            221            259
     Gain on sale of property                                              138             --            138             --
                                                                        ------         ------         ------          -----

         Total income                                                      393            263          1,081            938
                                                                        ------         ------         ------          -----
Expenses:

     Operating                                                              14              9             39             29
     Interest                                                               43             54            143            167
     Depreciation and amortization                                          27             26             76             76
     Management fees                                                         5              6             17             18
     General and administrative                                             18             13             50             57
                                                                        ------         ------         ------         ------

         Total expenses                                                    107            108            325            347
                                                                        ------         ------         ------         ------

Net income                                                              $  286         $  155         $  756         $  591
                                                                        ======         ======         ======         ======

Net income allocated to general partners                                $   22         $   12         $   60         $   47
                                                                        ======         ======         ======         ======

Net income allocated to limited partners                                $  264         $  143         $  696         $  544
                                                                        ======         ======         ======         ======

Net income per Unit of Limited
     Partnership Interest                                               $26.39         $14.29         $69.57         $54.37
                                                                        ======         ======         ======         ======

Distributions per Unit of Limited Partnership Interest                  $96.35         $    -         $96.35         $31.48
                                                                        ======         ======         ======         ======



                       See notes to financial statements.

                                    3 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                                Units of
                                                 Limited            General              Limited
                                               Partnership         Partners'            Partners'               Total
                                                Interest            Deficit              Capital               Capital
                                               -----------         ---------            ---------              -------
Balance - January 1, 1998 (As restated)          10,005          $      (101)         $    6,362              $   6,261

   Net income                                                             60                 696                    756

   Distributions                                                           -                (964)                  (964)
                                               --------          ------------         -----------             ----------

Balance - September 30, 1998                     10,005          $       (41)         $    6,094              $   6,053
                                               ========          ============         ===========             ==========


                       See notes to financial statements.

                                     4 of 14

                WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                     FORM 10-QSB SEPTEMBER 30, 1998

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                    For The Nine Months Ended
                                                                              September 30,          September 30,
                                                                                   1998                   1997
                                                                              -------------          -------------
Cash Flows From Operating Activities:

Net income                                                                    $       756                  $     591
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                                      65                         67
     Amortization                                                                      11                          9
     Gain on sale of property                                                        (138)                         -

Changes in assets and liabilities:
     Decrease in other assets                                                          75                         99
     Increase (decrease) in accounts payable
       and accrued expenses                                                             4                        (77)
                                                                              ------------                -----------

     Net cash provided by operating activities                                        773                        689
                                                                              ------------                -----------
Cash Flows From Investing Activities:

     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                    241                        226
     Net proceeds from sale of property                                               964                          -
                                                                              ------------                -----------
     Cash provided by investing activities                                          1,205                        226
                                                                              ------------                -----------
Cash Flows From Financing Activities:

     Principal payments on mortgage notes                                            (225)                      (232)
     Cash distributions                                                                 -                       (520)
     Loan costs                                                                       (11)                         -
                                                                              ------------                -----------
     Cash used in financing activities                                               (236)                      (752)
                                                                              ------------                -----------
Net increase in cash and cash equivalents                                           1,742                        163

Cash and cash equivalents, beginning of period                                        769                        491
                                                                              ------------                -----------
Cash and cash equivalents, end of period                                      $     2,511                  $     654
                                                                              ============                ===========
Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                   $       141                  $     167
                                                                              ============                ===========
Supplemental Disclosure of Non-Cash Financing Activities:
     Accrued Distribution to Partners                                         $       964                  $       -
                                                                              ============                ===========


                       See notes to financial statements.

                                     5 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Notes 4 and 5. Certain amounts have been reclassified to conform to the September 30, 1998 presentation. The balance sheet at December 31, 1997, was derived from audited financial statements at such date.

             The results of operations for the nine months ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner totaled 17,000 and $18,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

4.           Sale of Property

             On August 7, 1998, the Partnership sold its Chippewa Falls, WI property to the tenant of the property for $964,000 (net of closing costs of $11,000), resulting in a gain of $138,000 for financial reporting purposes. The net proceeds of $964,000 ($96.35 per unit) will be distributed to limited partners during the fourth quarter of 1998.

                                     6 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

5.       Pro Forma Financial Information

         The following pro forma statements of operations for the nine months ended September 30, 1998 and 1997, gives effect to the sale of the Chippewa Falls, WI property. The adjustments to the pro forma condensed statements of operations assumes the transaction was consummated at the beginning of the year presented. The sale occurred on August 7, 1998.

         These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect, as of, and for the period presented or what may be achieved in the future.

         Pro Forma Condensed Statement of Operations (Unaudited)

         For the Nine Months Ended September 30, 1998
         (In Thousands)

                                                                                               Pro Forma
                                                                            Historical        Adjustments         Pro Forma
                                                                          ---------------   ----------------   ----------------
           Income:

               Rental income from real estate leases accounted
                   for under the operating method                         $          669    $             -    $           669
               Interest on short-term investments                                     53                  -                 53
               Interest income on real estate leases accounted
                   for under the financing method                                    221               (49)                172
               Gain on sale of property                                              138              (138)                  -
                                                                          ---------------   ----------------   ----------------
               Total income                                                        1,081              (187)                894
                                                                          ---------------   ----------------   ----------------
           Expenses:
               Operating and other expenses                                          106                  -                106
               Interest                                                              143                  -                143
               Depreciation and amortization                                          76                  -                 76
                                                                          ---------------   ----------------   ----------------
                   Total expenses                                         $          325    $             -    $           325
                                                                          ---------------   ----------------   ----------------
               Net income                                                 $          756    $         (187)    $           569
                                                                          ===============   ================   ================
               Net income allocated to general partners                   $           60    $          (14)    $            46
                                                                          ===============   ================   ================
               Net income allocated to limited partners                   $          696    $         (173)    $           523
                                                                          ===============   ================   ================



                                7 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

5.       Pro Forma Financial Information (Continued)

         Pro Forma Condensed Statement of Operations (Unaudited)
         For the Nine Months Ended September 30, 1997

         (In Thousands)

                                                                                                Pro Forma
                                                                             Historical        Adjustments         Pro Forma
                                                                           ---------------   ----------------   ---------------
           Income:

               Rental income from real estate leases accounted
                   for under the operating method                          $          656    $             -    $          656
               Interest on short-term investments                                      23                  -                23
               Interest income on real estate leases accounted
                   for under the financing method                                     259               (66)               193
                                                                           ---------------   ----------------   ---------------
                   Total income                                                       938               (66)               872
                                                                           ---------------   ----------------   ---------------

           Expenses:

               Operating and other expenses                                           104                  -               104
               Interest                                                               167                  -               167
               Depreciation and amortization                                           76                  -                76
                                                                           ---------------   ----------------   ---------------

                   Total expenses                                          $          347    $             -    $          347
                                                                           ---------------   ----------------   ---------------

               Net income                                                  $          591    $          (66)    $          525
                                                                           ===============   ================   ===============

               Net income allocated to general partners                    $           47    $           (5)    $           42
                                                                           ===============   ================   ===============

               Net income allocated to limited partners                    $          544    $          (61)    $          483
                                                                           ===============   ================   ===============



6.           Prior Period Adjustment

             The Partnership's financial statements have been restated to correct an error relating to the reclassification of the Partnership's Hurst, Texas property (the "Property") as an operating lease from a direct financing lease at December 31, 1991. This resulted in an overstatement in real estate accounted for under the operating method and an understatement of real estate accounted for under the financing method of approximately $500,000. During 1996, a $500,000 loss due to impairment of value was recognized by the Partnership, which reduced the Property's carrying value (accounted for under the operating method) to an amount equal to its estimated fair value. Partners capital at December 31, 1997 was restated to reflect an increase of $527,000, consisting of the reversal of the $500,000 loss due to impairment of value and $27,000 of depreciation expensed during the period January 1, 1992 through December 31, 1996. Net income for the nine months ended September 30, 1997 was not restated since the adjustment to depreciation expense resulted in a difference of approximately $1,000.

                                     8 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

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

             Liquidity and Capital Resources

             All of the Partnership's remaining eight properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately nine months and ten years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. On August 7, 1998, the Partnership sold its Chippewa Falls, WI property to the tenant of the property for $964,000 (net of closing costs of $11,000), resulting in a gain of $138,000 for financial reporting purposes. The Partnership expects to distribute the net sale proceeds of $964,000 ($96.35 per Unit) during the fourth quarter.

             The level of liquidity based on cash and cash equivalents experienced a $1,742,000 increase at September 30, 1998, as compared to December 31, 1997. The Partnership's $773,000 of cash provided by operating activities, $241,000 of lease payments received under financing leases (net of interest income) and net proceeds of $964,000 from the sale of the Chippewa Falls, WI property (investing activities) were only partially offset by $236,000 of cash used in financing activities. Financing activities consisted of $225,000 of mortgage principal payments and $11,000 of loan costs. At September 30, 1998, the Partnership had approximately $2,511,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

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

                                     9 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

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

             During 1997, the Managing General Partner ceased making distributions from operations in light of the J.C. Penney lease expiration on August 31, 1999 and the related $419,000 balloon payment due on the mortgage note secured by the J.C. Penney property (Batavia, NY). The mortgage note matured on February 1, 1998, and was extended until May 15, 1998. On May 29, 1998, the Partnership renewed the note at a lower interest rate of 8.32%. The note requires monthly payments of $5,000 and is being amortized over 10 years. The note matures on August 31, 1999, with a balloon payment of approximately $377,000.

             In addition, six of the Partnership's eight properties have primary lease terms that expire by October 31, 2000. In light of this fact, the Managing General Partner has decided to increase the Partnership's reserves until such time that it is known whether or not these tenants will renew their respective leases.

             On May 13, 1998, Walgreen Co. ("Walgreens") which occupies the Partnership's University City, Missouri property exercised their right to cancel the lease effective February 28, 1999. Walgreens has since contacted the Managing General Partner requesting that they be allowed to holdover on a month to month basis. The terms and conditions of this holdover request are currently being negotiated. The Managing General Partner is marketing the property for disposition using a local brokerage firm familiar with the University City, Missouri sub-market.

             Results of Operations

             Net income increased by $165,000 for the nine months ended September 30, 1998, as compared to 1997, due to an increase in income of $143,000 and a decrease in expenses of $22,000.

             The increase in income was primarily due to the $138,000 gain on sale of the Chippewa Falls, WI property. With respect to the remaining properties, revenues declined by $8,000 due to an increase in rental income of $13,000 and a decrease in interest income on leases accounted for under the financing method of $21,000. Rental income increased due to the receipt of $159,000 of percentage rents in 1998, as compared to $146,000 in 1997. Interest income increased by $30,000 due to higher cash reserves from the proceeds of the Chippewa Falls, WI property sale and the Partnership ceasing distributions during 1997. Expenses declined by $22,000, due to reductions in general and administrative expenses of $7,000 and interest expense of $24,000, which were only partially offset by an increase in operating costs of $10,000. All other items of income and expense remained relatively constant.

                                    10 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b) Reports on Form 8-K:

                 A Form 8-K was filed on August 7, 1998 to report the sale of the Partnership's Chippewa Falls, WI property.

                                    11 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

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

                          BY:     ONE WINTHROP PROPERTIES, INC.

                                  Managing General Partner

                                  BY:      /s/ Michael L. Ashner
                                           ------------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer and Director

                                  BY:      /s/ Edward V. Williams
                                           ------------------------------------
                                           Edward V. Williams
                                           Chief Financial Officer



                                           Dated:     November 12, 1998


                                    12 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

Exhibit Index

         Exhibit                                                       Page No.

27.      Financial Data Schedule                                           -

99.      Supplementary Information Required Pursuant to

         Section 9.4 of the Partnership Agreement.                        14


                                    13 of 14