Form 10KSB
period 1998-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1999-03-31
CIK 277886

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                                               Commission File
For the year ended December 31, 1998                           No.    0-9224
                   -----------------                               ---------

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Massachusetts                             04-2654152
--------------------------------------             ---------------------
   (State or other jurisdiction of                  (I.R.S.  Employer
   incorporation or organization)                   Identification No.)


5 Cambridge Center, Cambridge, Massachusetts                      02142
                             ---------------                 ---------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code (617) 234-3000
                                                  --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,329,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business.
------   -----------------------

         Winthrop Partners 79 Limited Partnership (the "Partnership"), was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978, for the purpose of owning and leasing commercial and industrial real properties. The Partnership offered and sold pursuant to a Registration Statement filed with the Securities and Exchange Commission 10,000 Units of limited partnership interest ("Units") at a purchase price of $1,000 per Unit for total capital contributions from Limited Partners of $10,000,000.

         The General Partners of the Partnership are One Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Hampshire Realty Limited Partnership (formerly known as Linnaeus-Hampshire Realty Company), a Massachusetts limited partnership (the "Associate General Partner"). The Managing General Partner is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation.

         The Partnership's only business is owning and leasing improved real estate.

         The Partnership originally invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $60,000 which were originally set aside as reserves, in ten real properties. The Partnership has sold two of these properties and has a third property under contract for sale. See Item 2, "Description of Properties" for a description of Registrant's remaining properties. The funds set aside in reserves were invested in money market instruments and applied, over time, to repairs, improvements and other items associated with Partnership's obligations in respect of the Properties. The reserve balance as of December 31, 1998 net of accounts payable, accrued expenses and distributions payable to Partners was approximately $1,523,000. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 6% of their adjusted capital contributions on a cumulative basis, the general partner is entitled to receive distributions in an amount equal to 6% of the total distributions paid to the limited partners. See "Item

7 Financial Statements, Note 2." Distributions of sale proceeds will be made as a return of capital until investors have received a return of their original capital contribution. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to investors until they have received their $1,000 per unit capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. At December 31, 1998, Limited Partners had received a return of capital equal to $146.60.

Property Matters
----------------

         Gordy's Food & Liquor Inc., Chippewa Falls, Wisconsin. On August 7, 1998, the Partnership sold this property to the tenant for $964,000 (net of closing costs of $11,000), resulting in a gain of $138,000 for financial reporting purposes. The net proceeds of $964,000 ($96.35 per unit) were distributed to limited partners during the fourth quarter of 1998.

         J.C. Penney Co., Inc., Batavia, New York. The mortgage note encumbering this property matured on February 1, 1998, with a balloon payment of $419,000. On February 1, 1998, the Partnership obtained an extension on the mortgage until May 1, 1998, which was further extended until May 15, 1998. On May 29, 1998, the Partnership renewed the note at a lower interest rate of 8.32%. The note requires monthly payments of $5,000 and is being amortized over 10 years. The note matures on August 31, 1999 (the original expiration date of the tenant's lease) with a balloon payment of approximately $377,000. In February 1999, the tenant elected to exercise its option to extend the lease term to August 31, 2004.

         Walgreen Co., University City, Missouri. On May 13, 1998, the tenant at this property, Walgreen Co. ("Walgreens"), exercised their right to cancel the lease effective February 28, 1999. Walgreens, however, requested that they remain as a holdover tenant for a period of three months at increased monthly rent of $18,550. As a result, the lease with Walgreens is now scheduled to expire on May 31, 1999. On February 19, 1999, the Partnership entered into an Purchase Agreement to sell this property to an unaffiliated third party for $600,000. The sale is subject to the purchaser's completion of its due diligence review as well as other customary closing conditions. It is expected that this sale will occur, if at all, during the second or third quarter of 1999.

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

Item 2.  Description of Properties.
------   -------------------------

         A description of the Partnership's properties at February 1, 1999 is as follows. All of Registrant's remaining properties are owned in fee.

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

Walgreen Co.(3)
  University          8/3/79     $   901,294       6.6          15,500/39,200
  City, MO

Toys "R" Us
  San Antonio, TX    1/25/80     $ 1,987,366      14.6         45,000/195,970

Toys "R" Us
  Fort Worth, TX     1/25/80     $ 1,873,532      13.7         45,000/185,105

Frank's Nursery
Sales, Inc.
  Hillside, IL       1/30/80     $   706,008       5.2         14,920/122,000

Lucky Stores,
Inc. (4)
  Cedar Rapids, IA    6/2/80     $ 1,522,908      11.2         36,856/133,110

Creative Paint
& Wallpaper, Inc.
and B&G, Inc. dba
Splash Pools & Spas,
fka Handy Dan(5)
  Hurst, TX          6/10/80     $ 1,636,061      12.1         36,000/180,000

Wal-Mart Stores
  Mexia, TX         10/31/80     $   977,665        7.2        41,400/185,105

-------------------------

(1)     Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.
(3) Property is currently under contract for sale. See "Item 1, Business - Property Matters."
(4) During 1988, Lucky Stores, Inc. exercised its option to sublet the premises to Graphics Division of Rockwell Collins International, an avionics and defense communications company. Lucky Stores remains liable for all obligations under its lease agreement.
(5) Due to default and bankruptcy of prior tenant Channel Homes, fka Handy Dan, new leases with two new tenants (Creative Paint & Wallpaper, Inc. and B&G, Inc.) were entered into as of February 1, 1991 for this property. In 1995, Creative Paint & Wallpaper, Inc. sublet its space to Floors, Inc.

         The Partnership owns the fee interest in each of these properties. Five of the properties are subject to first mortgages securing indebtedness which was incurred or assumed by the Partnership in connection with the acquisition. See "Item 7, Financial Statements, Note - 6" for information relating to the mortgages encumbering the Partnership's properties. All of the properties are commercial in nature. Each of the Properties is net leased to a single tenant unaffiliated with the Partnership (with the sole exception of the Hurst, Texas property which is now leased to two tenants, Floors, Inc. and B&G, Inc.). Each of the tenants, other than Creative Paint and Wallpaper, Inc. and B&G, Inc., is a public company or a subsidiary of a public company.

         The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The San Antonio, Fort Worth, Hillside, Cedar Rapids and Mexia Properties are triple net leased to the tenants. As a result, the Partnership has no responsibility for any maintenance, repairs or improvements associated with the Properties. In addition, the tenants at these properties are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that each of the properties are adequately insured. With respect to the lease with J.C. Penney Co., Inc., Batavia, NY, the Partnership is responsible for all structural and exterior repairs, carrying insurance, paying all real estate taxes up to a specified maximum amount, repainting, varnishing or otherwise redecorating certain exterior portions of the building every three years and paying certain common facility maintenance charges up to a fixed amount. The Partnership spent $21,589 and $17,076 for roof and HVAC repairs at this property in 1998 and 1997, respectively. With respect to the lease with Walgreen Co.,

St. Louis, MO, the Partnership is responsible for maintenance of the structural portions of the building, all repairs required by reason of dry rot or termites and the first $750 per year of roof repairs. No funds were spent by the Partnership on these items in 1997 or 1998. With respect to the leases with Creative Paint & Wallpaper and B&G, Inc., Hurst, TX, the Partnership is responsible for structural maintenance of the premises. The Partnership spent no amounts for these items in 1998 or 1997 respectively. Under both leases at this Property, the Partnership is required to administer the payment of real estate taxes and to procure and maintain insurance for the Property. The Partnership is fully reimbursed for real estate taxes and for annual insurance premiums.

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

         Tenants with 1998 rental payments of 10% or more of the Partnership's total rental revenue are as follows: Toys "R" Us, Inc., San Antonio, Texas, 18%, Toys "R" Us, Inc., Ft. Worth, Texas, 17%; Wal-Mart, Mexia, Texas 13%; and Walgreen Co., University City, Missouri 11%. The Partnership expects the rental payments from the same tenants to amount to approximately the same respective percentages of the Partnership's total income in 1999 other than with respect to the Walgreen Co., University City, Missouri which is currently under contract for sale.

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1998 annual base rent for the leases at the properties:

                                                                   1998
     Tenant             Business of    Lease        Renewal       Annual
Property/Location       Tenant         Expiration   Options(1)     Rent
-----------------       ------         ----------   ----------     ----

J.C. Penney
  Batavia, NY           Retail Dept.   8/31/04        4 - 5Yr.   $116,160
                        Store

Walgreen Co.
  University            Retail         5/31/99       (2)         $ 75,525(3)
  City, MO              Drugstore

Toys "R" Us
  San Antonio, TX       Toy Store      1/31/2000     6 - 5Yr.    $262,532

Toys "R" Us
  Fort Worth, TX        Toy Store      1/31/2000     6 - 5Yr.    $247,569

Frank's Nursery
Sales, Inc.
  Hillside, IL          Nursery and    12/31/2004    2 - 5Yr.    $ 66,700
                        Crafts

Lucky Stores,
Inc. (4)
  Cedar Rapids, IA      Graphic Arts   6/2/2000      6 - 5Yr.    $117,200

Creative Paint
& Wallpaper, Inc.
and B&G, Inc. dba
Splash Pools & Spas,    Paint &        1/31/2001     1 - 7Yr.    $184,280
fka Handy Dan(5)        Wallpaper
  Hurst, TX             Store; Bath
                        & Spa Store

Wal-Mart Stores
  Mexia, TX             Dept. Store    10/31/2000    5 - 5Yr.    $111,206 (6)
-------------------------

(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2)      Tenant has exercised its right to terminate this lease.
(3)      Tenant paid additional percentage rent of $79,243 in 1998.
(4) During 1988, Lucky Stores, Inc. exercised its option to sublet the premises to Graphics Division of Rockwell Collins International, an avionics and defense communications company. The sublease is for a three-year term with two three-year options to renew. Lucky Stores remains liable for all obligations under its lease agreement.
(5) Due to default and bankruptcy of prior tenant Channel Homes, fka Handy Dan, new leases with two new tenants were entered into as of February 1, 1991 for this property. In 1995, Creative Paint & Wallpaper, Inc. sublet its space to Floors, Inc.
(6)      An additional percentage rent of $79,836 was paid in 1998.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1998:

                     Gross
                    Carrying    Accumulated                         Federal
Property             Value(1)   Depreciation(1)   Rate     Method   Tax Basis
--------             --------   ---------------   ----     ------   ---------

Batavia, NY        $1,092,598     $791,950       7/40 yr.   S/L    $  300,648

University            901,294      557,499       7/40 yr.   S/L       343,795
 City, MO

San Antonio, TX       735,238          -                -     -     1,143,789

Fort Worth, TX        487,180          -                -     -       902,086

Hillside, IL          261,223          -                -     -       325,823

Cedar Rapids, IA    1,522,908      942,524       7/40 yr.   S/L       580,384

Hurst, TX           1,551,060      139,039       7/40 yr.   S/L       810,316

Mexia, TX                 -            -                -     -       286,787

(1)  As accounted for under Statement of Financial Accounting Standards No. 13

Item 3.  Legal Proceedings.
------   -----------------

          The Partnership is not a party, nor are any of its properties, subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

None.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related
------   -------------------------------------------------
         Stockholder Matters.
         -------------------

         There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of February 1, 1999, there were 863 holders of 10,005 outstanding Units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1998 and 1997, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                               Amount of
                                             Distribution
                                               Per Unit
                                               --------
Distribution with
Respect to
Quarter Ended                           1998              1997
-------------                           ----              ----

March 31                                  -               18.06
June 30                                   -               13.44
September 30                             96.25             -
December 31                              16.69             -

Item 6.  Management's Discussion and Analysis or Plan of
------   -----------------------------------------------
         Operations.
         ----------

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

Liquidity and Capital Resources
-------------------------------

         All of the Partnership's remaining eight properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately five months and six years. However, five of the Partnership's eight properties have lease terms that expire by January 31, 2001. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. On August 7, 1998, the Partnership sold its Chippewa, WI property to the tenant of the property for $964,000 (net of closing costs of $11,000), resulting in a gain of $138,000 for financial reporting purposes. The Partnership distributed the net sale proceeds of $964,000 ($96.35 per unit) during the fourth quarter.

         The level of liquidity based on cash and cash equivalents experienced a $944,000 increase at December 31, 1998, as compared to December 31, 1997. The Partnership's $944,000 of cash provided by operating activities, $314,000 of lease payments received under financing leases (net of interest income), and net proceeds of $964,000 from the sale of Chippewa Falls, WI property (investing activities) were significantly offset by $1,278,000 of financing activities. Financing activities consisted of $303,000 of mortgage principal payments, $11,000 of loan costs, and $964,000 of partner distributions. At December 31, 1998, the Partnership had approximately $1,713,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

         The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the year ended December 31, 1998, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

         During 1997, the Managing General Partner ceased making quarterly distributions from operations in light of the J.C. Penney lease expiration on August 31, 1999 and the related $419,000 balloon payment due on the mortgage note secured by the J.C. Penney property (Batavia, NY). In February 1999, J.C. Penney notified the Partnership that they have elected to exercise their option to extend the term of the lease for five additional years commencing September 1, 1999. The mortgage note matured on February 1, 1998, and was extended until May 15, 1998. On May 29, 1998, the Partnership renewed the note at a lower interest rate of 8.32%. The note requires monthly payments of $5,000 and is being amortized over 10 years. The note matures on August 31, 1999, with a balloon payment of approximately $377,000. Total distributions for 1998 and 1997 totaled $1,130,000 and $315,000, respectively. At December 31, 1998, $167,000 of the $1,130,000 distributions for 1998 are recorded as a liability in the accompanying financial statements.

         On May 13, 1998, Walgreen Co. ("Walgreens") which occupies the Partnership's University City, Missouri property exercised their right to cancel the lease effective February 28, 1999. Walgreens has since signed a three month extension to their lease at $18,550 per month. On February 19, 1999, the Partnership entered into a Purchase Agreement to sell this property to an unaffiliated third party for $600,000. The sale is subject to the purchaser's completion of its due diligence review as well as other customary closing conditions. It is expected that this sale will occur, if at all, during the second or third quarter of 1999. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes.

Results of Operations
---------------------

         Net income increased by $150,000 for the year ended December 31, 1998, as compared to 1997, due to an increase in income of $130,000 and a decrease in expenses of $20,000.

         The increase in income was primarily due to the $138,000 gain on sale of the Chippewa Falls, WI property. Revenues, excluding the gain on sale, declined by $8,000 due to a decrease in interest income on leases accounted for under the financing method of $67,000 which was substantially offset by an increase in rental income of $14,000 and an increase in interest on short-term investments of $45,000. Rental income increased primarily due to the receipt of $159,000 of percentage rents in 1998, as compared to $146,000 in 1997. Interest income increased by $45,000 due to higher cash reserves from the proceeds of the Chippewa Falls, WI property sale and the Partnership ceasing quarterly distributions during 1997. Interest income on leases accounted for under the financing method decreased by $67,000 partly due to the sale of the Chippewa Falls, WI property and partly due to the amortization of the other leases accounted for under the financing method. Expenses declined by $20,000 due to a reduction in interest expense of $34,000, which was only partially offset by an increase in operating costs of $8,000 and an increase in depreciation and amortization of $7,000. All other items of income and expense remained relatively constant.

Year 2000
---------

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the first half of 1998, the Managing General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.  Financial Statements
         --------------------

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     YEARS ENDED DECEMBER 31, 1998 and 1997
                     --------------------------------------

                                      INDEX
                                      -----

                                                                         Page
                                                                         ----

Independent Auditors' Report.............................................F - 2

Financial Statements:

Balance Sheets as of December 31, 1998 and 1997..........................F - 3

Statements of Income for the Years Ended

     December 31, 1998 and 1997..........................................F - 4

Statements of Partners' Capital for the Years Ended

     December 31, 1998 and 1997..........................................F - 5

Statements of Cash Flows for the Years Ended

     December 31, 1998 and 1997..........................................F - 6

Notes to Financial Statements............................................F - 7

                          Independent Auditors' Report
                          ----------------------------


To the Partners

Winthrop Partners 79 Limited Partnership

We have audited the accompanying balance sheets of Winthrop Partners 79 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 79 Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    Certified Public Accountants

New York, New York
February 19, 1999

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                                 BALANCE SHEETS
                                 --------------
                        (In Thousands, Except Unit Data)

                                                                                DECEMBER 31,
                                                                ---------------------------------------------

                                                                                                1997
                                                                        1998               (As Restated)
                                                                ---------------------   ---------------------
ASSETS
------

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $1,874 (1998) and $2,339 (1997)                            $              3,776    $              4,212
Accounted for under the operating method,
     and held for sale, net of accumulated
     depreciation of $557                                                        344                       -
Accounted for under the financing method                                       1,850                   2,989
                                                                ---------------------   ---------------------

                                                                               5,970                   7,201

Other Assets:

Cash and cash equivalents                                                      1,713                     769
Other assets                                                                      94                     175
                                                                ---------------------   ---------------------

         Total Assets                                           $              7,777    $              8,145
                                                                =====================   =====================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                                          $              1,559     $             1,862
Accounts payable and accrued expenses                                             23                      22
Distributions payable to partners                                                167                       -
                                                                ---------------------   ---------------------

         Total Liabilities                                                     1,749                   1,884
                                                                ---------------------   ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized,
   issued and outstanding - 10,005 Units                                       6,057                   6,362
General Partners Deficit                                                         (29)                   (101)
                                                                ---------------------   ---------------------

         Total Partners' Capital                                               6,028                   6,261
                                                                ---------------------   ---------------------

         Total Liabilities and Partners' Capital                $              7,777     $             8,145
                                                                =====================   =====================



                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                        (In Thousands, Except Unit Data)

                                                                         YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------

                                                                       1998                    1997
                                                               ---------------------    --------------------
Income:
Rental income from real estate leases accounted
     for under the operating method                            $                839     $               825
Interest on short-term investments                                               77                      32
Interest income on real estate leases accounted
     for under the financing method                                             275                     342
Gain on sale of property                                                        138                       -
                                                               ---------------------    --------------------

         Total income                                                         1,329                   1,199
                                                               ---------------------    --------------------

Expenses:

Operating                                                                        49                      41
Interest                                                                        185                     219
Depreciation and amortization                                                   108                     101
Management fees                                                                  21                      22
General and administrative                                                       69                      69
                                                               ---------------------    --------------------

         Total expenses                                                         432                     452
                                                               ---------------------    --------------------

Net income                                                     $                897     $               747
                                                               =====================    ====================

Net income allocated to general partners                       $                 72     $                60
                                                               =====================    ====================

Net income allocated to limited partners                       $                825     $               687
                                                               =====================    ====================

Net income per Unit of Limited Partnership Interest            $              82.46     $             68.67
                                                               =====================    ====================

Distributions per Unit of Limited Partnership Interest         $             112.94     $             31.48
                                                               =====================    ====================



                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                        (In Thousands, Except Unit Data)


                                         Units of
                                          Limited            General              Limited                Total
                                        Partnership         Partners'            Partners'             Partners'
                                         Interest            Deficit              Capital               Capital
                                         --------            -------              -------               -------
Balance - January 1, 1997                       10,005  $             (203)  $            5,505   $             5,302
   (As previously reported)

   Prior Period Adjustment                                              42                  485                   527
                                     ------------------ -------------------  -------------------  --------------------

Balance - January 1, 1997                       10,005                (161)               5,990                 5,829
   (As restated)
   Net income                                                           60                  687                   747
   Distributions                                                         -                 (315)                 (315)
                                     ------------------ -------------------  -------------------  --------------------

Balance - December 31, 1997                     10,005                (101)               6,362                 6,261

   Net income                                                           72                  825                   897
   Distributions                                                         -               (1,130)               (1,130)
                                     ------------------ -------------------  -------------------  --------------------

Balance - December 31, 1998                     10,005  $              (29)  $            6,057   $             6,028
                                     ================== ===================  ===================  ====================






                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                 (In Thousands)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------

                                                                                       1998                    1997
                                                                              ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $                897    $                747
Adjustments to reconcile net income to net cash provided
  by operating activities:

     Depreciation                                                                               92                      89
     Amortization                                                                               16                      12
     Gain on sale of property                                                                 (138)                      -

Changes in assets and liabilities:

     Decrease in other assets                                                                   76                       6
     Increase (decrease) in accounts payable and
          accrued expenses                                                                       1                     (82)
                                                                              ---------------------   ---------------------

     Net cash provided by operating activities                                                 944                     772
                                                                              ---------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                             314                     306
     Proceeds from sale of property                                                            964                       -
                                                                              ---------------------   ---------------------

     Cash provided by investing activities                                                   1,278                     306
                                                                              ---------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on mortgage notes                                                     (303)                   (280)
     Cash distributions                                                                       (964)                   (520)
     Loan costs                                                                                (11)                      -
                                                                              ---------------------   ---------------------

     Cash used in financing activities                                                      (1,278)                   (800)
                                                                              ---------------------   ---------------------

Net increase in cash and cash equivalents                                                      944                     278

Cash and Cash Equivalents, Beginning of Year                                                   769                     491
                                                                              ---------------------   ---------------------

Cash and Cash Equivalents, End of Year                                        $              1,713    $                769
                                                                              =====================   =====================

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                                   $                182    $                219
                                                                              =====================   =====================

Supplemental Disclosure of Non-cash Financing
     Activities -
Distributions accrued to partners                                             $                167     $                 -
                                                                              =====================   =====================

                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     Winthrop Partners 79 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases eight properties, four of which are located in Texas with the other four in various locations throughout the United States. With the exception of one property, all are leased to single tenants under triple net lease agreements.

     Use of Estimates
     ----------------

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

     Leases
     ------

     The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.

     (a) Financing Method
         ----------------

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

     (b) Operating Method
         ----------------

         Under this method, revenue is recognized as rentals become due, which does not materially differ from the straight-line method. Expenses (including depreciation) are charged to operations as incurred.

     Percentage Rent
     ---------------

     The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents are recorded on a cash basis. For the years ended December 31, 1998 and 1997, the Partnership received percentage rent totaling approximately $159,000 and $146,000, respectively.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Real Estate
     -----------

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

     Depreciation
     ------------

     Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the estimated useful life of each class of asset, which ranges from 7 to 40 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs, or, to the extent that the property had previously been accounted for under the financing method, the depreciable base is the residual value at the date of implementation of operating lease accounting.

     Deferred Costs
     --------------

     Deferred costs of $125,000 consist of financing and leasing costs and are included in other assets in the accompanying balance sheet. Deferred costs are being amortized on a straight-line basis over the term of the respective agreements. At December 31, 1998 and 1997, accumulated amortization totaled $97,000 and $81,000, respectively.

     Cash and Cash Equivalents
     -------------------------

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Distributions to Partners
     -------------------------

     Distributions for 1998 and 1997 totaled $1,130,000 and $315,000 respectively. At December 31, 1998, $167,000 of the $1,130,000 distributions for 1998 are recorded as a liability in the accompanying financial statements.

     Net Income Per Limited Partnership Unit
     ---------------------------------------

     Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 10,005 units outstanding.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes
     ------------

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Concentration of Credit Risk
     ----------------------------

     Principally all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

     Reclassifications
     -----------------

     Certain reclassifications have been made to 1997 balances to conform to the 1998 presentation.

     Segment Reporting
     -----------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has one reportable segment, net leased commercial real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     One Winthrop Properties, Inc. ("One Winthrop") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1998 and 1997, Winthrop Management earned $21,000 and $22,000, respectively, for managing the properties of the Partnership.

     As provided in the partnership agreement, the general partners are entitled to 8% of Cash Available for Distribution (as defined in the partnership agreement), subordinated to a cumulative priority quarterly distribution to the limited partners. The general partners may also be entitled to a percentage of sale or

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------


2.   TRANSACTIONS WITH RELATED PARTIES (Continued)
     ---------------------------------------------

     refinancing proceeds (as defined in the partnership agreement), which are subordinated to certain priority distributions to the limited partners. There were no amounts due to the general partners for the years ended December 31, 1998 and 1997. Profits or losses are allocated 8% to the general partners and 92% to the limited partners.

     During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD
     ---------------------------------------------------------------------

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                                      December 31,
                                                  -----------------------------------------------------
                                                          1998                           1997
                                                  ----------------------         ----------------------

      Land                                        $           3,303,000          $           3,303,000
      Commercial buildings                                    3,248,000                      3,248,000
      Accumulated depreciation                               (2,431,000)                    (2,339,000)
                                                  ----------------------         ----------------------
                                                  $           4,120,000          $           4,212,000
                                                  ======================         ======================


     During 1998, one of the Partnership's tenants exercised their right to cancel their lease effective February 28, 1999. The tenant has requested that they be allowed to hold over on a month to month basis. The terms and conditions of this holdover request are currently being negotiated. The Partnership is currently marketing this property for sale and has therefore classified real estate of $344,000 as held for sale as of December 31, 1998, (see Note 11).

     As of December 31, 1998 and 1997, properties (and related operating leases) with a carrying value of $3,202,000 and $3,238,000, respectively, were pledged to collateralize payment of mortgage notes payable.

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

                           1999.........................................................  $        617,000
                           2000.........................................................           478,000
                           2001.........................................................           156,000
                           2002.........................................................           141,000
                           2003.........................................................           141,000
                           Thereafter...................................................           102,000
                                                                                          ----------------
                           Total........................................................  $      1,635,000
                                                                                          ================

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------


4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD
     ---------------------------------------------------------------------

     Real estate leased to others, accounted for under the financing method, is summarized as follows:

                                                              December 31,
                                               -------------------------------------------

                                                     1998                       1997
                                               -----------------        ------------------
     Minimum lease payments receivable        $         917,000         $        1,782,000
     Unguaranteed residual value                      1,316,000                  2,006,000
                                              ------------------        ------------------
                                                      2,233,000                  3,788,000
     Less:  Unearned income                            (383,000)                  (799,000)
                                              ------------------        ------------------

                                              $       1,850,000         $        2,989,000
                                              ==================        ==================

     As of December 31, 1998 and 1997, respectively, real estate and the related lease payments with a net investment in financing leases of $1,342,000 and $1,563,000 were pledged to collateralize the payment of mortgage notes payable.

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the financing leases:

         1999.........................................           502,000
         2000.........................................           255,000
         2001.........................................            42,000
         2002.........................................            42,000
         2003.........................................            42,000
         Thereafter...................................            34,000
                                                      ------------------
         Total........................................$          917,000
                                                      ==================

5.   SIGNIFICANT TENANTS
     -------------------

     For the years ended December 31, 1998 and 1997 approximately 75% and 72% of revenue from rental operations was from six tenants, respectively.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------


6.   MORTGAGE NOTES PAYABLE
     ----------------------

     The mortgage notes payable by the Partnership are summarized as follows:

                                                                                                          December 31,
                                                                                        --------------------------------------------
                                                                                               1998                      1997
                                                                                        ------------------        ------------------
       On May 29, 1998, the Partnership renewed the mortgage note encumbering the Batavia, NY property, which had matured, at a lower interest rate of
       8.32%. The note requires monthly installments of $5,000 and is being amortized over 10 years. The note matures on August 31, 1999
       with a balloon payment of approximately $377,000.                                 $         398,000        $          426,000

       10.115%  mortgage  note,  due in  monthly  installments  of $2,730  for
       principal and interest, maturing on December 1, 2004.                                       146,000                   163,000

       12%  mortgage  note,  due  in  monthly   installments  of  $12,618  for
       principal and interest, maturing on July 1, 2000                                            207,000                   326,000

       12%  mortgage  note,  due  in  monthly   installments  of  $11,892  for
       principal and interest, maturing on July 1, 2000                                            195,000                   307,000

       10.25%  mortgage  note,  due in  monthly  installments  of  $7,622  for
       principal and interest, maturing on July 1, 2010                                            613,000                   640,000
                                                                                        ------------------           ---------------


                                                                                        $        1,559,000           $     1,862,000
                                                                                        ==================           ===============

     As of December 31, 1998 principal payments are required as follows:

              1999...........................................           707,000
              2000...........................................           196,000
              2001...........................................            60,000
              2002...........................................            67,000
              2003...........................................            74,000
              Thereafter.....................................           455,000
                                                             ------------------

              Total..........................................$        1,559,000
                                                             ===================

7.   SALE OF PROPERTY
     ----------------

     On August 7, 1998, the Partnership sold its Chippewa Falls, WI property to the tenant of the property for $964,000 (net of closing costs of $11,000), resulting in a gain of $138,000 for financial reporting purposes. The net proceeds of $964,000 ($96.35 per unit) were distributed to the limited partners during the fourth quarter of 1998.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments. The carrying amount of the Partnership's mortgage notes based on the borrowing rates available to the Partnership for mortgage notes with similar terms, was approximately $1,665,000 and $2,100,000 at December 31, 1998 and 1997, respectively.

9.   TAXABLE INCOME
     --------------

     The Partnership's taxable income for 1998 and 1997 differs from net income for financial reporting purposes as follows:


                                                                                          1998                  1997
                                                                                   ----------------------------------------
     Net income for financial reporting purposes                                   $        897,000       $         747,000
              Plus:        Minimum lease payments received, net of interest
                           income earned, on leases accounted for under the
                           financing method                                                 314,000                 306,000
                           Gain on sale of property                                         325,000                       -
              Minus:       Depreciation on leases accounted for under the
                           financing method and tax depreciation adjustment                (151,000)               (173,000)
                                                                                   ----------------       -----------------
     Taxable income                                                                $      1,385,000       $         880,000
                                                                                   ================       =================

     Taxable income per Unit of Limited Partnership Interest                       $         127.34       $           80.92
                                                                                   ================       =================


10.  PRIOR PERIOD ADJUSTMENT
     -----------------------

     The Partnership's financial statements have been restated to correct an error relating to the reclassification of the Partnership's Hurst, Texas property (the "Property") as an operating lease from a direct financing lease at December 31, 1991. This resulted in an overstatement in real estate accounted for under the operating method and an understatement of real estate accounted for under the financing method of approximately $500,000. During 1996, a $500,000 loss due to impairment of value was recognized by the Partnership, which reduced the Property's carrying value (accounted for under the operating method) to an amount equal to its estimated fair value. Partners capital at January 1, 1997 was restated to reflect an increase of $527,000, consisting of the reversal of the $500,000 loss due to impairment of value (which should not have been recorded) and $27,000 of depreciation expensed during the period January 1, 1992 through December 31, 1996. Net income for the year ended December 31, 1997 was not restated since the adjustment to depreciation expense resulted in a difference of approximately $1,000.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------


11.  SUBSEQUENT EVENT - SALES CONTRACT
     ---------------------------------

     On February 19, 1999, the Partnership entered into an agreement to sell the University City, Missouri property to an unaffiliated third party for approximately $600,000. There is no debt outstanding associated with this property. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes.

Item 8.  Changes in and Disagreements on Accounting and
         ----------------------------------------------
         Financial Disclosure.
         --------------------

     There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.

                                    PART III
                                    --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
------   -------------------------------------------------------------
         Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of February 1, 1999, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

                                                      Has Served as
                           Position Held with the     a Director or
Name                       Managing General Partner   Officer Since
----                       ------------------------   -------------

Michael L. Ashner          Chief Executive Officer         1-96
                           and Director

Thomas C. Staples          Chief Financial Officer         1-99

Peter Braverman            Executive Vice President        1-96
                           and Director

Carolyn Tiffany            Chief Operating Officer         10-95
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of

NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors 1 Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

Item 10. Executive Compensation.
-------  ----------------------

         Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and
-------  ---------------------------------------------------
         Management.
         ----------

         (a)  Security Ownership of Certain Beneficial Owners.
              -----------------------------------------------

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at February 1, 1999. Under the Partnership Agreement (incorporated herein by reference), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b)  Security Ownership of Management.
              --------------------------------

         At February 1, 1999, the partners of WFA and the officers, directors and the general partner of the General Partners owned as a group 5 Units representing less than 1% of the total number of Units outstanding.

         (c) Changes in Control.
             ------------------

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.  Certain Relationship and Related Transactions.
-------   ---------------------------------------------

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. Pursuant to Section 4.1 of the Partnership Agreement, the General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the years ended December 31, 1998 and 1997, the Partnership did not pay or accrue any distributions to the General Partners from Cash Available for Distributions, as defined in the Partnership Agreement.

         During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

         WFC Realty Co., Inc. owns five limited partnership units and receives its proportionate share of Cash Available for Distribution, pursuant to Section
4.1 of the Partnership Agreement.

         Pursuant to Section 5.3A (iii) of the Partnership Agreement, Winthrop Management receives a Property Management fee equal to 1.5% of cash receipts in excess of cash expenditures other than expenditures for the management fee, debt service payments and capital improvements. For the years ended December 31, 1998 and 1997, Winthrop Management earned approximately $21,000 and $22,000, respectively, for managing the real properties of the Partnership.

Item 13.   Exhibits and Reports on Form 8-K.
-------    --------------------------------

  (a)  Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March 1999.

                                  WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                  By:   ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner

                                       By:   /s/ Michael L. Ashner
                                            --------------------------
                                            Michael Ashner
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name           Title                         Date

/s/ Michael Ashner    Chief Executive            March 26, 1999
------------------    Officer and Director
Michael Ashner


/s/ Thomas Staples    Chief Financial Officer    March 26, 1999
------------------
Thomas Staples

                                INDEX TO EXHIBITS

Exhibit                                                               Page
-------                                                               ----

   3      Amended and Restated Agreement of Limited Partnership       (a)
          of Winthrop Partners 79 Limited Partnership dated as of
          April 4, 1979

   4(a)   See Exhibit 3

   4(b) Documents which define the rights of holders of long-term debt of the Partnership are included in Exhibits 10(b), 10(h), 10(i), 10(j), 10(k) and 10(l)

  10(a)   Property Management Agreement between Winthrop Partners     (b)
          79 Limited Partnership and WP Management Co., Inc.
          dated March 13, 1979

  10(b)   Property Management Subcontract between WP Management       (b)
          Co., Inc. dated August 1, 1979

  10(c)   Turnkey Agreement between McWethy Development               (b)
          Corporation and Winthrop Financial Co., Inc. dated
          December 7, 1978 and related Conforming Documents dated
          December 7, 1978, letter from Winthrop Financial Co.,
          Inc. dated December 7, 1978, and letter from Messrs.
          Dibble Koff Lane Stern & Stern dated January 12, 1979

  10(d)   Contract of Sale between Hayden Cutler and Winthrop         (b)
          Financial Co., Inc. dated March 22, 1979

  10(e)   Property Management Subcontract between WP Management       (b)
          Co., Inc. and Winthrop/Dolben Management Co., Inc.
          dated as of August 1, 1979

  10(f)   Amendment dated as of August 1, 1979 to Property            (b)
          Management Agreement between Winthrop Partners 79
          Limited Partnership and WP Management Co., Inc.

  10(g)   Documents relating to the J.C. Penney Company, Inc.         (c)
          property in Batavia, New York

  10(h)   Documents relating to the Toys "R" Us, Inc. ("Toys")        (d)
          property in San Antonio, Texas

  10(i)   Documents relating to the Toys property in Fort Worth,      (d)
          Texas

  10(j)   Documents relating to the Frank's Nursery Sales, Inc.       (d)
          property in Hillside, Illinois

  10(k)   Documents relating to the Handy Dan Hardware, Inc.          (b)
          property in Hurst, Texas

  10(l)   Lease by and between the Partnership and Creative Paint     (e)
          and Wallpaper, Inc. dated January 31, 1991

  10(m)   Lease by and between the Partnership and B & G, Inc.,       (e)
          d/b/a Splash Pools and Spas, dated January 17, 1991

  10(n)   Agreement of Purchase and Sale between Lucky Stores,        (b)
          Inc. and Winthrop Financial Co., Inc. dated November
          16, 1979

  10(o)   Documents relating to the Wal-Mart Stores, Inc.             (g)
          property in Mexia, Texas

  10(p)   Documents relating to the Walgreen Co. property in          (h)
          University City, Missouri

  16.     Letter from Arthur Andersen LLP dated September 19,         (i)
          1996.

  27.     Financial Data Schedule                                     38

  99.     Supplementary Information required pursuant to Section      40
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