Form 10QSB
period 1999-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1999-05-14
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


                                     1 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                        March 31,              December 31,
                                                                          1999                     1998
                                                                   --------------------    ---------------------

Assets

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $1,890 (1999) and $1,874 (1998)                               $             3,760     $              3,776
Accounted for under the operating method
     and held for sale, net of accumulated depreciation
     of $557                                                                       344                      344
Accounted for under the financing method                                         1,776                    1,850
                                                                   --------------------    ---------------------

                                                                                 5,880                    5,970

Other Assets:

Cash and cash equivalents                                                        1,900                    1,713
Other assets, net of accumulated amortization of
     $88 (1999) and $97 (1998)                                                      79                       94
                                                                   --------------------    ---------------------

         Total Assets                                              $             7,859     $              7,777
                                                                   ====================    =====================

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                                             $             1,475     $              1,559
Accounts payable and accrued expenses                                               18                       23
Distributions payable to partners                                                  352                      167
                                                                   --------------------    ---------------------

         Total Liabilities                                                       1,845                    1,749
                                                                   --------------------    ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                                         6,126                    6,057
General Partners' Deficit                                                         (112)                     (29)
                                                                   --------------------    ---------------------

         Total Partners' Capital                                                 6,014                    6,028
                                                                   --------------------    ---------------------

         Total Liabilities and Partners' Capital                   $             7,859     $              7,777
                                                                   ====================    =====================

                       See notes to financial statements.

                                    2 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                                        For The Three Months Ended
                                                                    March 31,                March 31,
                                                                       1999                    1998
                                                               ---------------------    --------------------
Income:

Rental income from real estate leases accounted
     for under the operating method                            $                359     $               333
Interest on short-term investments                                               20                      11
Interest income on real estate leases accounted
     for under the financing method                                              52                      80
                                                               ---------------------    --------------------

         Total income                                                           431                     424
                                                               ---------------------    --------------------

Expenses:

Operating                                                                        10                       8
Interest                                                                         39                      50
Depreciation and amortization                                                    24                      25
Management fees                                                                   7                       7
General and administrative                                                       13                      16
                                                               ---------------------    --------------------

         Total expenses                                                          93                     106
                                                               ---------------------    --------------------

Net income                                                     $                338     $               318
                                                               =====================    ====================

Net income allocated to general partners                       $                 27     $                25
                                                               =====================    ====================

Net income allocated to limited partners                       $                311     $               293
                                                               =====================    ====================

Net income per Unit of Limited Partnership Interest            $              31.08     $             29.29
                                                               =====================    ====================

Distributions per Unit of Limited Partnership Interest         $              24.19    $                  -
                                                               =====================    ====================


                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                       Units of
                                        Limited            General              Limited                Total
                                      Partnership         Partners'            Partners'             Partners'
                                       Interest            Deficit              Capital               Capital
                                   ------------------ -------------------  -------------------  --------------------

Balance - January 1, 1999                     10,005  $              (29)  $            6,057   $             6,028

   Net income                                                         27                  311                   338

   Distributions                                                    (110)                (242)                 (352)
                                   ------------------ -------------------  -------------------  --------------------

Balance - March 31, 1999                      10,005  $             (112)  $            6,126   $             6,014
                                   ================== ===================  ===================  ====================



                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


                                                                                  For The Three Months Ended
                                                                              March 31,                March 31,
                                                                                 1999                    1998
                                                                         ---------------------    --------------------
Cash Flows From Operating Activities:

Net income                                                               $                338     $               318
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                                                            16                      22
   Amortization                                                                             8                       3
Changes in assets and liabilities:
   Decrease in other assets                                                                 7                      20
   (Decrease) increase in accounts payable
     and accrued expenses                                                                  (5)                      6
                                                                         ---------------------    --------------------

Net cash provided by operating activities                                                 364                     369
                                                                         ---------------------    --------------------

Cash Flows From Investing Activities:

   Minimum lease payments received, net of interest income
     earned, on leases accounted for under the financing method                            74                      81
                                                                         ---------------------    --------------------

Cash provided by investing activities                                                      74                      81
                                                                         ---------------------    --------------------

Cash Flows From Financing Activities:

   Principal payments on mortgage notes                                                   (84)                    (75)
   Cash distributions                                                                    (167)                      -
                                                                         ---------------------    --------------------

Cash used in financing activities                                                        (251)                    (75)
                                                                         ---------------------    --------------------
Net increase in cash and cash equivalents
                                                                                          187                     375

Cash and cash equivalents, beginning of period                                          1,713                     769
                                                                         ---------------------    --------------------

Cash and cash equivalents, end of period                                 $              1,900     $             1,144
                                                                         =====================    ====================

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                   $                 42     $                50
                                                                         =====================    ====================

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued Distribution to Partners                                         $                352     $                 -
                                                                         =====================    ====================


                       See notes to financial statements.

                                    5 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

                          NOTES TO FINANCIAL STATEMENTS


1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1998, was derived from audited financial statements at such date.

             The results of operations for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $7,000 during each of the three months ended March 31, 1999 and 1998.

3.           Contract for Sale of Property

             On February 19, 1999, the Partnership entered into an agreement to sell the University City, Missouri property to an unaffiliated third party for $600,000. There is no debt outstanding associated with this property. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes and tax reporting purposes of approximately $250,000.


                                     6 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


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

             Liquidity and Capital Resources

             All of the Partnership's remaining eight properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately two months and six years. However, six of the Partnership's eight properties have lease terms that expire by January 31, 2001. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes.

             The level of liquidity based on cash and cash equivalents experienced a $187,000 increase at March 31, 1999, as compared to December 31, 1998. The Partnership's $364,000 of cash provided by operating activities and $74,000 of lease payments received under financing leases (net of interest income) were significantly offset by $251,000 of cash used in financing activities. Financing activities consisted of $84,000 of mortgage principal payments and $167,000 of partner distributions. At March 31, 1999, the Partnership had approximately $1,900,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At March 31, 1999, the Partnership recorded an accrued distribution of $352,000, which consisted of distributions of $110,000 to the general partners and $242,000 to the limited partners. The $110,000 of accrued distributions to the general partners included "catch up" distributions that were subordinated to a cumulative priority quarterly distribution to the limited partners in accordance with the partnership agreement.

             The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the three months ended March 31, 1999, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

                                     7 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

Item 2.      Management's Discussion and Analysis or Plan of Operations
             (Continued)

             Liquidity and Capital Resources (Continued)

             In February 1999, J.C. Penney notified the Partnership that they have elected to exercise their option to extend the term of their lease for five additional years commencing September 1, 1999. The mortgage note secured by the J.C. Penney property (Batavia, NY), matures on August 31, 1999, with a balloon payment of approximately $377,000.

             On May 13, 1998, Walgreen Co. ("Walgreens") which occupies the Partnership's University City, Missouri property exercised their right to cancel the lease effective February 28, 1999. Walgreens has since signed a three month extension to their lease at $18,550 per month. On February 19, 1999, the Partnership entered into a Purchase Agreement to sell this property to an unaffiliated third party for $600,000. The sale is subject to the purchaser's completion of its due diligence review as well as other customary closing conditions. It is expected that this sale will occur, if at all, during the second or third quarter of 1999. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes and tax reporting purposes of approximately $250,000.

             Year 2000

             The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

             Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear, any significant costs in connection with the upgrade of those systems requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

                                     8 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

Item 2.      Management's Discussion and Analysis or Plan of Operations
             (Continued)

             Year 2000 (Continued)

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

             Results of Operations

             Net income increased by $20,000 for the three months ended March 31, 1999, as compared to the comparable period in 1998, due to an increase in income of $7,000 and a decrease in expenses of $13,000.

             The increase in income was due to an increase in rental income of $26,000 and an increase in interest on short-term investments of $9,000 which was substantially offset by a decrease in interest income on leases accounted for under the financing method of $28,000. Rental income increased primarily due to the receipt of $177,000 of percentage rents in 1999, as compared to $163,000 in 1998 and an increase in rent from the extension of the lease with Walgreens. Interest income increased by $9,000 due to higher cash reserves. Interest income on leases accounted for under the financing method decreased by $28,000 partly due to the sale of the Chippewa Falls, WI property in 1998 and partly due to the amortization of the other leases accounted for under the financing method. Expenses declined by $13,000 primarily due to a reduction in interest expense of $11,000, due to a lower interest rate from the renewal of the mortgage note payable on the J.C. Penney property and the amortization of principal balances. All other items of income and expense remained relatively constant.

                                     9 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1999.




                                    10 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


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

                        WINTHROP PARTNERS 79 LIMITED PARTNERSHIP


                        BY:     ONE WINTHROP PROPERTIES, INC.
                                Managing General Partner



                                BY:   /s/ Michael L. Ashner
                                     -------------------------------------
                                     Michael L. Ashner
                                     Chief Executive Officer and Director



                                BY:   /s/ Thomas C. Staples
                                     -------------------------------------
                                     Thomas C. Staples
                                     Chief Financial Officer




                               Dated: May 13, 1999


                                    11 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


Exhibit Index

         Exhibit                                                     Page No.

27.      Financial Data Schedule                                         -

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                      12






                                    12 of 13