Form 10QSB
period 1999-06-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1999-08-13
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9224

                    Winthrop Partners 79 Limited Partnership
        (Exact name of small business issuer as specified in its charter)

          Massachusetts                                04-2654152
-----------------------------------       ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

 Five Cambridge Center, Cambridge, MA                  02142-1493
---------------------------------------   ------------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code   (617) 234-3000
                                                  ----------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----



                                     1 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                     June 30,               December 31,
                                                                       1999                     1998
                                                               ---------------------    ---------------------

Assets

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $1,906 (1999) and $1,874 (1998)                          $              3,744     $              3,776
Accounted for under the operating method
      and held for sale, net of accumulated depreciation
      of $557                                                                   344                      344
Accounted for under the financing method                                      1,700                    1,850
                                                               ---------------------    ---------------------

                                                                              5,788                    5,970

Other Assets:

Cash and cash equivalents                                                     1,715                    1,713
Other assets, net of accumulated amortization of
      $92 (1999) and $97 (1998)                                                 100                       94
                                                               ---------------------    ---------------------

         Total Assets                                          $              7,603     $              7,777
                                                               =====================    =====================

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                                          $             1,395     $              1,559
Accounts payable and accrued expenses                                            35                       23
Distributions payable to partners                                               181                      167
                                                               ---------------------    ---------------------

         Total Liabilities                                                    1,611                    1,749
                                                               ---------------------    ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                                      6,105                    6,057
General Partners' Deficit                                                      (113)                     (29)
                                                               ---------------------    ---------------------

         Total Partners' Capital                                              5,992                    6,028
                                                               ---------------------    ---------------------

         Total Liabilities and Partners' Capital               $              7,603     $              7,777
                                                               =====================    =====================

                       See notes to financial statements.

                                     2 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                       For The Three Months Ended                For The Six Months Ended
                                                     June 30,             June 30,            June 30,             June 30,
                                                       1999                 1998                1999                 1998
                                                 ------------------  -------------------  ------------------   ------------------
Income:

Rental income from real estate leases
   accounted for under the operating method      $             189   $              170   $             548    $             503
Interest on short-term investments                              20                   16                  40                   27
Interest income on real estate leases
   accounted for under the financing method                     49                   78                 101                  158
                                                 ------------------  -------------------  ------------------   ------------------

         Total income                                          258                  264                 689                  688
                                                 ------------------  -------------------  ------------------   ------------------

Expenses:

Operating                                                       13                   17                  23                   25
Interest                                                        37                   50                  76                  100
Depreciation and amortization                                   20                   24                  44                   49
Management fees                                                  5                    5                  12                   12
General and administrative                                      24                   16                  37                   32
                                                 ------------------  -------------------  ------------------   ------------------

         Total expenses                                         99                  112                 192                  218
                                                 ------------------  -------------------  ------------------   ------------------

Net income                                       $             159   $              152   $             497    $             470
                                                 ==================  ===================  ==================   ==================

Net income allocated to general partners         $              13   $               13   $              40    $              38
                                                 ==================  ===================  ==================   ==================

Net income allocated to limited partners         $             146   $              139   $             457    $             432
                                                 ==================  ===================  ==================   ==================

Net income per Unit of Limited Partnership
  Interest                                       $           14.59   $            13.89   $           45.68    $           43.18
                                                 ==================  ===================  ==================   ==================

Distributions per Unit of Limited Partnership
  Interest                                       $           16.69   $                -   $           40.88    $               -
                                                 ==================  ===================  ==================   ==================



                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                      Units of
                                       Limited             General              Limited               Total
                                     Partnership          Partners'            Partners'            Partners'
                                      Interest             Deficit              Capital              Capital
                                  ------------------  -------------------  ------------------   -------------------


Balance - January 1, 1999                    10,005   $              (29)  $           6,057    $            6,028

    Net income                                                        40                 457                   497

    Distributions                                                   (124)               (409)                 (533)
                                  ------------------  -------------------  ------------------   -------------------

Balance - June 30, 1999                      10,005   $             (113)  $           6,105    $            5,992
                                  ==================  ===================  ==================   ===================




                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                               For The Six Months Ended
                                                                           June 30,                 June 30,
                                                                             1999                     1998
                                                                     ---------------------    ---------------------

Cash Flows From Operating Activities:

Net income                                                           $                497     $                470
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                     32                       43
      Amortization                                                                     12                        6
Changes in assets and liabilities:
      (Increase) decrease in other assets                                             (18)                      82
      Increase in accounts payable
        and accrued expenses                                                           12                        5
                                                                     ---------------------    ---------------------

      Net cash provided by operating activities                                       535                      606
                                                                     ---------------------    ---------------------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                   150                      166
                                                                     ---------------------    ---------------------

      Cash provided by investing activities                                           150                      166
                                                                     ---------------------    ---------------------

Cash Flows From Financing Activities:

      Principal payments on mortgage notes                                           (164)                    (149)
      Cash distributions                                                             (519)                       -
      Loan costs                                                                        -                       (7)
                                                                     ---------------------    ---------------------

      Cash used in financing activities                                              (683)                    (156)
                                                                     ---------------------    ---------------------

Net increase in cash and cash equivalents                                               2                      616

Cash and cash equivalents, beginning of period                                      1,713                      769
                                                                     ---------------------    ---------------------

Cash and cash equivalents, end of period                             $              1,715     $              1,385
                                                                     =====================    =====================

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                         $                 76     $                 97
                                                                     =====================    =====================

Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distribution to partners                               $                181     $                  -
                                                                     =====================    =====================



                       See notes to financial statements.

                                     5 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

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

             The results of operations for the six months ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $12,000 during each of the six months ended June 30, 1999 and 1998.

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


                                     6 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

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

             Liquidity and Capital Resources

             Of the Partnership's remaining eight properties, seven are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately one and six years. Three of these properties, however, have lease terms that expire by January 31, 2001. The eighth property was vacated when the tenant's lease expired on May 31, 1999 and is currently under contract for sale. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. With respect to the vacated property, the Partnership is now responsible for all operating expenses.

             The level of liquidity based on cash and cash equivalents experienced a $2,000 increase at June 30, 1999, as compared to December 31, 1998. The Partnership's $535,000 of cash provided by operating activities and $150,000 of lease payments received under financing leases (net of interest income) were significantly offset by $683,000 of cash used in financing activities. Financing activities consisted of $164,000 of mortgage principal payments and $519,000 of partner distributions. At June 30, 1999, the Partnership had approximately $1,715,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At June 30, 1999, the Partnership recorded an accrued distribution of $181,000, which consisted of distributions of $14,000 to the general partners and $167,000 to the limited partners. In addition, the Partnership made a distribution of $352,000, which consisted of distributions of $110,000 to the general partners and $242,000 to the limited partners. The $110,000 of distributions to the general partners included "catch up" distributions that were subordinated to a cumulative priority distribution to the limited partners in accordance with the partnership agreement.

             The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the six months ended June 30, 1999, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.


                                     7 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

Item 2.      Management's Discussion and Analysis or Plan of Operations
             (Continued)

             Liquidity and Capital Resources (Continued)

             In February 1999, J.C. Penney notified the Partnership that they have elected to exercise their option to extend the term of their lease for five additional years commencing September 1, 1999. The mortgage note secured by the J.C. Penney property (Batavia, NY), matures on August 31, 1999, with a balloon payment of approximately $377,000. The Partnership anticipates that it will satisfy this balloon payment from cash reserves.

             In May 1999, Toys "R" Us notified the Partnership that they have elected to exercise their options to extend their leases for five additional years commencing August 1, 2000 on the properties located in Fort Worth and San Antonio, Texas.

             On May 13, 1998, Walgreen Co. ("Walgreens") which occupied the Partnership's University City, Missouri property exercised their right to cancel the lease effective February 28, 1999. Walgreens signed a three month extension to their lease at $18,550 per month. The extension expired on May 31, 1999, was not extended and Walgreens vacated the property. On February 19, 1999, the Partnership entered into a Purchase Agreement to sell this property to an unaffiliated third party for $600,000. The sale is subject to the purchaser's completion of its due diligence review as well as other customary closing conditions. It is expected that this sale will occur, if at all, during the third quarter of 1999. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes and tax reporting purposes of approximately $250,000.

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


                                     8 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

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

             Results of Operations

             Net income increased by $27,000 for the six months ended June 30, 1999, as compared to the comparable period in 1998, due to an increase in income of $1,000 and a decrease in expenses of $26,000.

             The increase in income was due to an increase in rental income of $45,000 and an increase in interest on short-term investments of $13,000 which was substantially offset by a decrease in interest income on leases accounted for under the financing method of $57,000. Rental income increased primarily due to the receipt of $177,000 of percentage rents in 1999, as compared to $163,000 in 1998 and an increase in rent from the extension of the lease with Walgreens. Interest income increased by $13,000 due to higher cash reserves. Interest income on leases accounted for under the financing method decreased by $57,000 partly due to the sale of the Chippewa Falls, WI property in 1998 and partly due to the amortization of the other leases accounted for under the financing method. Expenses declined by $26,000 primarily due to a reduction in interest expense of $24,000, due to a lower interest rate from the renewal of the mortgage note payable on the J.C. Penney property and the amortization of principal balances. All other items of income and expense remained relatively constant.



                                     9 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the six months ended June 30, 1999.



                                    10 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

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

                             WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                             BY:  ONE WINTHROP PROPERTIES, INC.
                                  Managing General Partner



                                  BY:  /s/ Michael L. Ashner
                                       ------------------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer and Director



                                  BY:  /s/ Thomas C. Staples
                                       ------------------------------------
                                       Thomas C. Staples
                                       Chief Financial Officer



                                       Dated: August 12, 1999



                                    11 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


Exhibit Index


         Exhibit                                                     Page No.
         -------                                                     --------

27.      Financial Data Schedule                                         -

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                      13







                                    12 of 13