Form 10QSB
period 1999-09-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 1999-11-12
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

                          Commission file number 0-9224


                    Winthrop Partners 79 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Massachusetts                                04-2654152
-------------------------------------       ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or organization)


Five Cambridge Center, Cambridge, MA                    02142-1493
---------------------------------------                 -----------
(Address of principal executive office)                 (Zip Code)


        Registrant's telephone number, including area code (617) 234-3000
                                                           ---------------


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


                                    1 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 1999
                         ------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                                 September 30,             December 31,
                                                                                      1999                     1998
                                                                                 -------------             ------------

Assets
------

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $1,923 (1999) and $1,874 (1998)                                              $ 3,727                    $ 3,776
Accounted for under the operating method
      and held for sale, net of accumulated depreciation
      of $557                                                                          344                        344
Accounted for under the financing method                                             1,622                      1,850
                                                                                   -------                    -------

                                                                                     5,693                      5,970

Other Assets:

Cash and cash equivalents                                                            1,350                      1,713
Other assets, net of accumulated amortization of
      $96 (1999) and $97 (1998)                                                         40                         94
                                                                                   -------                    -------

         Total Assets                                                              $ 7,083                    $ 7,777
                                                                                   =======                    =======

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Mortgage notes payable                                                             $   934                    $ 1,559
Accounts payable and accrued expenses                                                   18                         23
Distributions payable to partners                                                      152                        167
                                                                                   -------                    -------

         Total Liabilities                                                           1,104                      1,749
                                                                                   -------                    -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                                             6,093                      6,057
General Partners' Deficit                                                             (114)                       (29)
                                                                                   -------                    -------

         Total Partners' Capital                                                     5,979                      6,028
                                                                                   -------                    -------

         Total Liabilities and Partners' Capital                                   $ 7,083                    $ 7,777
                                                                                   =======                    =======

                       See notes to financial statements.

                                    2 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 1999
                         ------------------------------


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                           For The Three Months Ended               For The Nine Months Ended
                                                       September 30,       September 30,        September 30,        September 30,
                                                           1999                 1998                1999                 1998
                                                       -------------       -------------        -------------        -------------
Income:

Rental income from real estate leases accounted
      for under the operating method                      $  151              $  166              $  699             $  669
Interest on short-term investments                            20                  26                  60                 53
Interest income on real estate leases accounted
      for under the financing method                          47                  63                 148                221
Gain on sale of property                                     -                   138                 -                  138
Other income                                                   4                 -                     4                -
                                                          ------              ------              ------             ------

         Total income                                        222                 393                 911              1,081
                                                          ------              ------              ------             ------

Expenses:

Operating                                                      8                  14                  31                 39
Interest                                                      31                  43                 107                143
Depreciation and amortization                                 21                  27                  65                 76
Management fees                                                4                   5                  16                 17
General and administrative                                    19                  18                  56                 50
                                                          ------              ------              ------             ------

         Total expenses                                       83                 107                 275                325
                                                          ------              ------              ------             ------

Net income                                                $  139              $  286              $  636             $  756
                                                          ======              ======              ======             ======

Net income allocated to general partners                  $   11              $   22              $   51             $   60
                                                          ======              ======              ======             ======

Net income allocated to limited partners                  $  128              $  264              $  585             $  696
                                                          ======              ======              ======             ======

Net income per Unit of Limited Partnership Interest       $12.79              $26.39              $58.47             $69.57
                                                          ======              ======              ======             ======

Distributions per Unit of Limited Partnership Interest    $13.99              $96.35              $54.87             $96.35
                                                          ======              ======              ======             ======

                       See notes to financial statements.


                                    3 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 1999
                         ------------------------------


Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)


                                                  Units of
                                                   Limited             General              Limited               Total
                                                 Partnership          Partners'            Partners'            Partners'
                                                  Interest             Deficit              Capital              Capital
                                                 -----------          ---------            ---------            ---------


Balance - January 1, 1999                          10,005             $   (29)             $ 6,057              $ 6,028

    Net income                                                             51                  585                  636

    Distributions                                                        (136)                (549)                (685)
                                                  -------             -------              -------              -------

Balance - September 30, 1999                       10,005             $  (114)             $ 6,093              $ 5,979
                                                  =======             =======              =======              =======

                       See notes to financial statements.


                                    4 OF 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 1999
                         ------------------------------


Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                        For The Nine Months Ended
                                                                                 September 30,            September 30,
                                                                                      1999                     1998
                                                                                 -------------            -------------

Cash Flows From Operating Activities:

Net income                                                                         $   636                  $   756
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                      49                       65
      Amortization                                                                      16                       11
      Gain on sale of property                                                           -                     (138)
Changes in assets and liabilities:
      Decrease in other assets                                                          38                       75
      (Decrease) increase in accounts payable
        and accrued expenses                                                            (5)                       4
                                                                                   -------                  -------

      Net cash provided by operating activities                                        734                      773
                                                                                   -------                  -------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                    228                      241
      Net proceeds from sale of property                                                 -                      964
                                                                                   -------                  -------

      Cash provided by investing activities                                            228                    1,205
                                                                                   -------                  -------

Cash Flows From Financing Activities:

      Principal payments on mortgage notes                                            (625)                    (225)
      Cash distributions                                                              (700)                       -
      Loan costs                                                                         -                      (11)
                                                                                   -------                  -------

      Cash used in financing activities                                             (1,325)                    (236)
                                                                                   -------                  -------

Net (decrease) increase in cash and cash equivalents                                  (363)                   1,742

Cash and cash equivalents, beginning of period                                       1,713                      769
                                                                                   -------                  -------

Cash and cash equivalents, end of period                                           $ 1,350                  $ 2,511
                                                                                   =======                  =======

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                       $   110                  $   141
                                                                                   =======                  =======

Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distribution to partners                                             $   152                  $   964
                                                                                   =======                  =======


                       See notes to financial statements.


                                     5 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 1999
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


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

             The results of operations for the nine months ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $16,000 and $17,000 for the nine months ended September 30, 1999 and 1998, respectively.

3.           Contract for Sale of Property

             On February 19, 1999, the Partnership entered into an agreement to sell the University City, Missouri property to an unaffiliated third party for $600,000. However, upon completion of its due diligence review of the property, the prospective purchaser elected to terminate the contract. As a result, the property is currently being re-marketed for sale.


                                    6 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 1999
                         ------------------------------


Item 2.      Management's Discussion and Analysis or Plan of Operations
             ----------------------------------------------------------

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

             Liquidity and Capital Resources
             -------------------------------

             Of the Partnership's remaining eight properties, seven are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately one and six years. Three of these properties, however, have lease terms that expire by January 31, 2001. The eighth property was vacated when the tenant's lease expired on May 31, 1999 and is currently being marketed for sale. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. With respect to the vacated property, the Partnership is now responsible for all operating expenses. On October 29, 1999, the Partnership received a notice from Wal-Mart Stores that it has elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. Accordingly, the lease will expire in accordance with its terms effective October 1, 2001. If the Partnership cannot sell the property or find a new tenant prior to such date, the Partnership will be responsible for all costs associated with the property.

             The level of liquidity based on cash and cash equivalents experienced a $363,000 decrease at September 30, 1999, as compared to December 31, 1998. The Partnership's $734,000 of cash provided by operating activities and $228,000 of lease payments received under financing leases (net of interest income) were more than offset by $1,325,000 of cash used in financing activities. Financing activities consisted of $625,000 of mortgage principal payments and $700,000 of partner distributions. At September 30, 1999, the Partnership had $1,350,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At September 30, 1999, the Partnership recorded an accrued distribution of $152,000, which consisted of distributions of $12,000 to the general partners and $140,000 to the limited partners. In addition, the Partnership made distributions of $533,000 during the nine months ended September 30, 1999, which consisted of distributions of $124,000 to the general partners and $409,000 to the limited partners. The $124,000 of distributions to the general partners included previously unpaid distributions that were subordinated to a cumulative priority distribution to the limited partners in accordance with the partnership agreement.


                                     7 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 1999
                         ------------------------------


Item 2.      Management's Discussion and Analysis or Plan of Operations
             ----------------------------------------------------------
             (Continued)
             -----------

             Liquidity and Capital Resources (Continued)
             -------------------------------------------

             The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 1999, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

             In February 1999, J.C. Penney notified the Partnership that they have elected to exercise their option to extend the term of their lease for five additional years commencing September 1, 1999. The mortgage note secured by the J.C. Penney property (Batavia, NY), matured on August 31, 1999, with a balloon payment of approximately $377,000. The Partnership satisfied this balloon payment from cash reserves.

             In May 1999, Toys "R" Us notified the Partnership that they have elected to exercise their options to extend their leases for five additional years commencing August 1, 2000 on the properties located in Fort Worth and San Antonio, Texas, at the same annual rent.

             On May 13, 1998, Walgreen Co. ("Walgreens") which occupied the Partnership's University City, Missouri property exercised its right to cancel the lease effective February 28, 1999. Walgreens signed a three month extension to their lease at $18,550 per month. The extension expired on May 31, 1999, was not extended and Walgreens vacated the property. On February 19, 1999, the Partnership entered into a Purchase Agreement to sell this property to an unaffiliated third party for $600,000. However, upon completion of its due diligence review of the property, the prospective purchaser elected to terminate the contract. As a result, the property is currently being re-marketed for sale.

             Tender Offer
             -------------

             On October 26, 1999, an affiliate of the General Partner commenced a tender offer to purchase up to 3,305 of the outstanding units of limited partnership interest in the Partnership for a purchase price of $500 per Unit, pursuant to the terms and conditions of an Offer to Purchase dated October 26, 1999. The offer is scheduled to expire on November 30, 1999.

             Results of Operations
             ---------------------

             The Registrants net income decreased by $120,000 for the nine months ended September 30, 1999, as compared to the comparable period in 1998, due to a decrease in income of $170,000 which was partially offset by a decrease in expenses of $50,000.


                                     8 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 1999
                         ------------------------------


Item 2.      Management's Discussion and Analysis or Plan of Operations
             ----------------------------------------------------------
             (Continued)
             -----------

             Results of Operations (Continued)
             ---------------------------------

             The decrease in income was due to a decrease in interest income on leases accounted for under the financing method of $73,000 which was partially offset by an increase in rental income of $30,000 and an increase in interest on short-term investments of $7,000. The decrease in income is also attributable to a gain on sale of the Chippewa Falls, WI property in the comparative period in 1998 of $138,000. Rental income increased primarily due to the receipt of $177,000 of percentage rents in 1999, as compared to $159,000 in 1998 and an increase in rent from the extension of the lease with Walgreens. Interest income increase by $7,000 due to higher cash reserves. Interest income on leases accounted for under the financing method decreased by $73,000 partly due to the sale of the Chippewa Falls, WI property in 1998 and partly due to the amortization of the other leases accounted for under the financing method. Expenses declined by $50,000 primarily due to a reduction in interest expense of $36,000, due to a lower interest rate from the renewal of the mortgage note payable on the J.C. Penney property and the amortization of principal balances. All other items of income and expense remained relatively constant.

             Year 2000
             ----------

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

                                     9 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 1999
                         ------------------------------



Part II - Other Information
---------------------------

Item 6.      Exhibits and Reports on Form 8-K.
             ---------------------------------

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.     Supplementary Information Required Pursuant to Section
                          9.4 of the Partnership Agreement.


             (b) Reports on Form 8-K:

                 No reports on Form 8-K were filed during the period ended September 30, 1999.


                                    10 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 1999
                         ------------------------------


                                   SIGNATURES
                                   ----------


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


                                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP


                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner



                                    BY: /s/ Michael L. Ashner
                                        ---------------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer and Director


                                    BY: /s/ Thomas C. Staples
                                        ---------------------------------------
                                        Thomas C. Staples
                                        Chief Financial Officer



                                       Dated:     November 10, 1999


                                    11 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 1999
                         ------------------------------


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