Form 10KSB
period 1999-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2000-03-30
CIK 277886

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                                 Commission File
For the fiscal year ended December 31, 1999                      Number 0-20273
                          -----------------                             --------

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                       04-6613783
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employee Identification No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts              02142
-------------------------------------------------------            -----------
(Address of principal executive offices)                           (Zip  Code)

Registrant's telephone number including area code: (617) 234-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Investor Limited Partnership Interests
                     --------------------------------------
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $10,195,000

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.           Business.

Organization

         1999 Broadway Associates Limited Partnership (the "Registrant") is a Delaware limited partnership which was formed pursuant to a Certificate of Limited Partnership filed on January 10, 1989 with the Secretary of State of the State of Delaware for the sole purpose of investing in and operating a 42-story office tower located at 1999 Broadway, Denver, Colorado (the "Office Tower"), together with a parking garage located one and one-half blocks northeast of the Office Tower at 2099 Welton Street, (the "Parking Garage", and together with the Office Tower, collectively, the "Property"), by acquiring a 99.9% beneficial interest in 1999 Broadway Partnership, formerly known as 1999 Broadway Joint Venture (the "Operating Partnership"), a Delaware general partnership which owns and operates the Property. The general partner of the Registrant is Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("WFA" or the "General Partner"). WFA is a real estate investment company in the business of providing asset and property management services and providing other financial and leasing services.

         The Registrant was initially capitalized with contributions totaling $999.00 from WFA and $1.00 from its initial limited partner, WFC Realty Co., Inc. ("WFC Realty"), a Massachusetts corporation and an affiliate of WFA. As of July 3, 1990 and pursuant to Memorandum, the Registrant completed its offering of 460 units of limited partnership interests (collectively, the "Units") in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended, raising a total of $46,356,905 in capital contributions from limited partners (collectively, "Limited Partners").

         Beginning in 1996, the Operating Partnership engaged in a comprehensive leasing program at the Property. In connection therewith, the Operating Partnership entered into leases (the "New Leases") during the second half of 1997 for approximately 166,000 square feet office space at the Office Tower. In addition, new leases covering 57,521 square feet were entered into during 1998. As a result, since implementation of the comprehensive leasing program, leases covering 223,521 square feet or approximately 35% of the total square footage at the Office Tower have been entered into. In order to fund required tenant improvements under the New Leases, reduce existing indebtedness and provide working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering (the "Offering") of subscription rights (the "Rights") to Limited Partners to purchase preferred partnership interests (the "Preferred Units"). The Registrant filed offering materials with the Securities and Exchange Commission and commenced the offering during the fourth quarter of 1997. As a result of the offering, the Registrant received approximately $10,695,000 in net proceeds from this offering.

         In connection with the Offering, the Registrant's Partnership Agreement was amended to provide that the Registrant's annual cash flow would be distributed: (i) first to the holders of

Preferred Units in an amount in cash equal to a cumulative, non-compounded preferred annual return of 12% on such holders invested capital of $23,250 per Preferred Unit (the "Annual Return"); (ii) second, 99% to the Limited Partners and 1% to the General Partner until Limited Partners have received a 6% per annum cumulative, non-compounded return on their invested capital; and (iii) third, 97% to Limited Partners and 3% to the General Partner until Limited Partners have received a return of their invested capital; and (iv) thereafter, 70% to Limited Partners and 30% to the General Partner. In addition to its Annual Return, each Preferred Unit is entitled to receive from all Non-Terminating Capital Transactions (as defined in the Registrant's Partnership Agreement) a distribution equal to the greater of (i) $46,500 (200% of an investor's original preferred invested capital) or (ii) an amount equal to $23,250 together with a cumulative, compounded return thereon of 15%.

         The Operating Partnership, a Delaware general partnership, was formed on September 28, 1988 for the purpose of acquiring the Property and improving and operating the Property. The other general partner of the Operating Partnership is 1999 Broadway Partners L.P., a Delaware limited partnership (the "Minority Partner") whose general partner is WFA and whose limited partner is WFC Realty. Initially, the Registrant and the Minority Partner each held a 50% partnership interest in the Operating Partnership. As the Registrant raised capital in excess of $23,000,000 from Limited Partners, it contributed such additional capital to the Operating Partnership, increasing its percentage interest to 99.9% and reducing the Minority Partner's interest to 0.10%.

         The Registrant's sole business is investing as a 99.9% owner of beneficial interests in the Operating Partnership which owns the Property.

Chapter 11 Reorganization

         During the fall of 1995, the leases of two major tenants of the Property, comprising approximately 85,000 and 53,000 square feet, expired and the tenants did not renew largely due to relocation. Combined with other vacancies at the time, occupancy at the Property as of October 1995 was approximately 68%. As a result of this vacancy, there was insufficient operating revenue to meet the Operating Partnership's obligations, including debt service to the mortgage lender and required tenant improvement and leasing costs, unless a significant portion of the Registrant's reserves were used. It was the Registrant's opinion that its reserves would be better utilized attempting to restructure its mortgage loan, and commenced discussions with the mortgage lender in an effort to do so in October 1995.

         In November 1995, the Operating Partnership did not make its monthly mortgage payment on the debt encumbering the Property. Thereafter, the mortgage lender, through its subsidiary DAG Management, Inc., obtained a court order on November 14, 1995 to appoint a receiver to collect the rents of the Property and take control of the management of the Property. The receiver never took possession of the Property. On November 15, 1995, the Operating Partnership commenced a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was necessary to retain control of the Property and its rents and income, and to maintain and preserve the value of the Property to the Operating Partnership. During the bankruptcy petition period, the Operating Partnership continued in possession of the Property and operated and managed its business as a debtor-in-possession.

         The Registrant and the holder of the mortgage on the Property (the "Lender") reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization (the "Plan") submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan, became effective on February 28, 1997 ("Effective Date") and provided for the modification of the existing loan as follows: (i) the maturity date was extended one year to September 1999, (ii) principal payments are based on a 25 year amortization schedule (instead of 30 years), with a balloon payment being due at maturity, (iii) additional principal payments of $2,000,000 to be paid on the Initial Consummation Date (as defined below) and on the Plan's Effective Date,
(iv) monthly interest only payments from the Initial Consummation Date to the Effective Date and (v) the modification of the existing mortgage as of the Effective Date to incorporate the above modifications ("New Loan"). The loan continues to bear interest at 9.5% per annum. In addition, the following covenants were incorporated in the New Loan: (a) property management fees are limited to 4% of cash receipts so long as the New Loan is outstanding, (b) no distributions to partners from the Operating Partnerships are permitted while the New Loan is outstanding, (c) all tenant improvements shall be funded by the Registrant, (d) minimum tangible net worth requirements of the partners of the Operating Partnership, (e) "anti-bankruptcy provisions" which entitle the Lender to automatic relief upon the occurrence of certain events (such as the filing of a bankruptcy action by one of the general partners of the Operating Partnership), (f) "springing guaranty" obligations of the Registrant which would make the loan obligations recourse to the Registrant upon the occurrence of certain events (such as the Registrant impeding or hindering the exercise of the Lender's rights under the New Loan), and (g) the Lender's right to approve "non-standard" lease terms.

         On November 26, 1996 (the "Initial Consummation Date" of the Plan) the Registrant paid $7,147,000 to the Lender. The initial consummation payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the lender and costs associated with the reorganization. On February 28, 1997, the Registrant paid approximately $2,223,000 to the Lender in accordance with the Plan. This payment included the required $2,000,000 principal payment and accrued interest from February 1, 1997 through February 28, 1997. See "Item 2.Properties" for information relating to the refinancing of the Registrant's indebtedness.

Employees

         The Registrant has no employees. Services are performed for the Registrant and the Operating Partnership by their respective general partners and the agents retained by them.

Property Management

         The Operating Partnership has retained as its property manager Winthrop Management

LLC ("Winthrop Management"), an affiliate of WFA. Winthrop Management provides day-to-day management services for the Property, including collection of rents, supervision and maintenance of the Property, supervising its leasing agent, preparing property tax filings and reports and bookkeeping. For its services, Winthrop Management receives a management fee equal to 5% of gross revenues from the operation of the Property. Since 1993 the Operating Partnership engaged Cushman Realty Corporation of Colorado to become the Office Tower's exclusive leasing agent for new tenants (an affiliate of WFA remains as the Office Tower's agent for existing tenants.

Competition

         The real estate business is highly competitive and the Property has active competition from similar properties in the vicinity. The Registrant is also competing for potential buyers with respect to the ultimate sale of the Property. See "Item 6, Management's Discussion and Analysis or Plan of Operation."


Item 2.           Description of Property.

         The Registrant has no properties other than its interest in the Operating Partnership. The Operating Partnership owns the fee simple interest to the Office Tower and Parking Garage described below.

         The Office Tower. The Office Tower is a premium quality 42-story limestone and reflective glass office building situated on a 36,299 square foot triangular site in downtown Denver, Colorado. It was designed by C.W. Fentress & Associates, P.C., developed by the Lawder Corporation and constructed by Hensel Phelps Construction Company. Construction was completed in March 1985. The site, including the Office Tower and the adjacent Holy Ghost Church (the "Church"), constitutes the entire city block bounded by California on the north, Broadway on the east, Welton on the south and 19th Street on the west. The Operating Partnership does not own the Church building or the land directly underlying the Church. The 36,299 square foot site (excluding the Church) includes an open, landscaped grass and tree-lined plaza surrounding the Church and finished in african green granite.

         The Office Tower contains 635,737 net rentable square feet with a typical floor size of 17,350 net rentable square feet. The Office Tower includes 36 floors of office space (floors 5-28 and 31-43) and four floors housing mechanical and electrical facilities (floors 3-4 and 29-30), a mezzanine level dedicated to retail space with additional retail space in the lobby and on the 31st floor. The Office Tower also contains a 55-space sublevel parking garage, of which 7 spaces are deeded to the Church.

         The Parking Garage. The Parking Garage is located one and one-half blocks northeast of the Office Tower on a 25,000 square foot rectangular parcel at 2099 Welton Street, and is improved by an eight-story, 663-space, 197,000 square foot concrete parking facility. The Parking Garage, which is built with concrete columns and floors on a concrete slab, consists of eight covered levels and a roof level served by two traction elevators. The Parking Garage includes a garage manager's office, a cashier's booth and a small restroom. Twenty-four hour security is provided at the Parking Garage and there is a card access system which is integrated with the system at the garage at the Office Tower.

Property Information

         On September 23, 1999 the existing mortgage encumbering the Operating Partnership's properties was refinanced. The new mortgage in the amount of $37,000,000 replaced indebtedness of approximately $25,413,000. The mortgage requires monthly payments of interest only and bears interest at 325 basis points over 30-day LIBOR (9.08% at December 31, 1999). The mortgage matures on September 20, 2002 at which time the principal and all unpaid interest is due. In connection with the refinancing, the Registrant was required to establish a reserve for tenant improvements of $2,500,000 and a security deposit reserve of $128,000. The reserves are included in restricted cash in the accompanying consolidated balance sheet at December 31, 1999. See "Item 7, Financial Statements, Note 3" for additional information relating to the Registrant's mortgage debt.

         The following table sets forth the average annual occupancy rate and rent per square foot for the Property for the years ended December 31, 1998 and 1999.

                                                           Average
                  Year           Occupancy              Rent/Sq. Ft.
                  ----           ---------              ------------

                  1998              95%                    $13.30
                  1999              99%                    $14.08


         The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Property:

            Number of        Aggregare sq/ft.
          Tenants whose          Covered         1999 Rental for           Percentage of Total
          Leases Expire      Expiring Leases   Leases Expiring (1)         Annualized Rental (1)
          -------------      ---------------   -------------------         ---------------------

2000           9                 136,221             770,901                      12.43%
2001           2                   3,394              26,338                        .42%
2002           6                  62,101             821,241                      13.25%
2003           7                  70,831             481,957                      17.77%
2004           8                 151,745           1,199,302                      19.35%
2005           1                  46,302             848,202                       13.68
2006           1                  17,339             149,910                       2.42%
2007           1                   4,778              89,540                       1.44%
2008           2                 126,420           1,811,134                      29.22
2009           0                       0                   0                          0

(1)      Based on actual base rent as of December 31, 1999.

         The following table sets forth those tenants at the Office Tower that, as of December 31, 1999, occupied more than 10% of the rentable square footage at the Office Tower, the square feet occupied, the average rent per square feet for such tenant and the expiration of such tenants lease.

                                                                   Sq. Ft. Rented           Rent/        Lease
Tenant                                   Business                  (% of total)             Sq. Ft.      Expiration
------                                   --------                  ------------             -------      ----------

U.S. West Communications                 Communications            102,899(16%)             $12.50       3/31/2000
J.D.S. Columbine                         Software Systems          100,420(16%)             $15.80       12/31/2008

         Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands)of the Property as of December 31, 1998.

                                                                              Federal
      Carrying           Accumulated                                            Tax
       Value             Depreciation          Rate          Method            Basis
       -----             ------------          ----          ------            -----

    $55,347,000           $16,363,000      7-35 yrs            S/L          $38,984,000

         The realty tax rate and realty taxes paid for the Property in 1999 were $67.299/1,000 and $738,308 respectively.

         On September 23, 1999, the Registrant refinanced its existing mortgage. The new mortgage in the amount of $37,000,000 replaced indebtedness of approximately $25,413,000. The new loan requires payments of interest only and bears interest at 325 basis points over 30-day LIBOR (9.08% at December 31, 1999). The loan matures on September 30, 2002 at which time the principal and all unpaid interest will be due. In connection with the refinancing, the Registrant was required to establish a reserve for tenant improvements of $2,500,000 and a security deposit reserve of $128,000.

Competition

         As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The Property of the Registrant is subject to competition from other office buildings in the area.

Capital Improvements

         No significant capital improvements are planned in the near future for the Property other than tenant improvements which are necessary to the leasing-up of the Property. In this regard, the Operating Partnership expended approximately $1,357,473 in 1999 in connection with the tenant improvements and leasing commissions required under the New Leases. The Operating

Partnership has budgeted approximately $2,500,000 for tenant improvements and leasing commissions at the Property in 2000. These budgeted capital improvements are principally for tenant improvements and leasing commissions.

Insurance

         In the opinion of the Registrant, the Property is adequately insured.

Item 3.  Legal Proceedings.

         To the best of the General Partner's knowledge, there are no material pending legal proceedings to which the Registrant is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

         There is no established public trading market for Units in the Registrant. Trading in Units is sporadic and occurs through private transactions. As of March 15, 2000, there were approximately 501 holders of 460 Units and 126 holders of 460 Preferred units.

         The following table sets forth distributions made by the Registrant during the years ended December 31, 1999 and 1998


                                               Distributions for Year ended
                                         12/31/99                           12/31/98
                                 Aggregate         Per Unit            Aggregate       Per Unit

Limited Partners                    --                --             4,600,000(1)     $10,000(1)

Preferred Limited             $10,695,000(2)      $23,250(2)              --              --
Partners

         In addition, the General Partner received a distribution of $46,000 in 1998.

(1) Distribution was made from proceeds received from the offering of the Preferred units.
(2) Distribution was made from excess proceeds from the refinancing of the mortgage loan.

         See "Item 6, Management's Discussion and Analysis or Plan of Operation," for further information relating to Registrant's future distributions.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

         Liquidity and Capital Resources

         The Registrant, through its 99.9% ownership interest in the 1999 Broadway Partnership (the "Operating Partnership"), owns a 42-story office tower located in Denver, Colorado together with a parking garage located one and one-half blocks northeast of the office tower (collectively, the "Property"). The Operating Partnership generates rental revenue from the Property and is responsible for the Property's operating expenses as well as its administrative costs.

         The Registrant's level of liquidity based on cash and cash equivalents decreased by $594,000 for the year ended December 31, 1999, as compared to December 31, 1998. The decline is attributable to $4,413,000 of cash used in investing activities which was partially offset by $3,145,000 of cash provided by operating activities and $674,000 of cash provided by financing activities. Cash used in investing activities consisted of $1,434,000 of cash used for improvements to real estate, primarily tenant improvements, $2,061,000 of additions to restricted cash to establish a reserve for tenant improvements and $918,000 of cash expended on mortgage costs, leasing costs and commissions. Cash provided by operating activities increased in 1999 as a result of increased rents and improved operations of the Property. The Property is 98% leased as of December 31, 1999. Cash provided by financing activities increased as a result of $37,000,000 of proceeds from the refinancing of the mortgage note payable, which was substantially offset by the $25,413,000 payoff of the previous mortgage and a distribution of $10,074,000. In addition, mortgage principal payments made prior to the refinancing totaled $209,000. As of December 31, 1999, the Registrant had approximately $2,240,000 included in cash and cash equivalents which has been invested primarily in money market accounts.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Operating Partnership. The mortgage indebtedness of $37,000,000 is due on September 20, 2002. As a result of the refinancing, the Partnership distributed $10,695,000 to the Preferred Unitholders in October 1999 in satisfaction of a portion of the Preferred Unitholders priority return. It is anticipated that the Operating Partnership will be able to replace its maturing debt obligation or, if such financing is not available, market the Property for sale.

         At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that the limited partners will not receive a complete return of their invested capital. The extent to which invested capital is refunded to the limited partners and preferred unit holders is dependent upon the performance of the Property and the market in which it is located. Subsequent to September 2002, the maturity date of the mortgage, the ability to hold and operate the Property is dependent upon the Operating Partnership's ability to refinance or restructure the first mortgage loan or sell the Property.

         Results of Operations

         Operating results, before non-operating income (expenses), improved by $217,000 for the year ended December 31, 1999, as compared to 1998, due to an increase in revenues of $571,000 , which was partially offset by an increase in expenses of $354,000.

         Revenues increased by $571,000 for the year ended 1999, as compared to 1998, due to increases in rental income of $663,000 which was partially offset by a decline in other income of $92,000. Rental income increased primarily due to increases in rental rates and average occupancy (98% vs. 95%) for the year ended December 31, 1999 and 1998, respectively.

         Expenses increased by $354,000 for the year ended 1999, as compared to 1998, primarily due to increases in depreciation of $235,000, real estate taxes of $81,000, payroll and payroll expense reimbursements of $65,000, operating expenses of $61,000 and management and other fees of $50,000. These increases were partially offset by a $135,000 decrease in general and administrative costs. The increase in depreciation expense was due to expenditures for tenant improvements made in connection with the volume of leasing activity in the past two years. Real estate taxes increased as a result of an increase in the assessed value of the Property. Payroll and payroll expense reimbursements and operating expenses increased primarily as a result of the increased operations of the Property. All other expenses remained relatively constant.

Item 7.  Financial Statements



                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        Consolidated Financial Statements

                          Year Ended December 31, 1999

                                Table of Contents


                                                                           Page
                                                                           ----

Independent Auditors' Report                                               F-2

Consolidated Financial Statements:

Balance Sheets at December 31, 1999 and 1998                               F-3

Statements of Operations for the Years Ended
     December 31, 1999 and 1998                                            F-4

Statements of Partners' Capital for the Years Ended
     December 31, 1999 and 1998                                            F-5

Statements of Cash Flows for the Years Ended
     December 31, 1999 and 1998                                            F-6

Notes to Consolidated Financial Statements                                 F-7

                          Independent Auditors' Report



To the Partners
1999 Broadway Associates Limited Partnership:


We have audited the accompanying consolidated balance sheets of 1999 Broadway Associates Limited Partnership (the "Partnership") and its subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1999 Broadway Associates Limited Partnership and its subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                  /s/ Imowitz Koenig & Co., LLP
                                                  Certified Public Accountants

New York, N.Y.
February 15, 2000

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                          DECEMBER 31,
                                                                        -----------------
                                                                        1999        1998
                                                                        ----        ----
ASSETS

Real Estate, at cost:
    Land                                                               $  1,700    $  1,700
    Building and improvements, net of accumulated
       depreciation of $18,159 (1999) and $15,725 (1998)                 30,800      31,800
                                                                       --------    --------

                                                                         32,500      33,500
Other Assets:

    Cash and cash equivalents                                             3,194       3,788
    Restricted cash                                                       2,528         467
    Other assets                                                            284         356
    Deferred rent receivable                                              1,152         690
    Deferred costs, net of accumulated amortization
       of $1,902 (1999) and $2,504 (1998)                                 2,575       2,269
                                                                       --------    --------

                 Total Assets                                          $ 42,233    $ 41,070
                                                                       ========    ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

    Mortgage loan payable                                              $ 37,000    $ 25,622
    Accrued interest payable                                                287         203
    Accounts payable and accrued expenses                                 1,737       1,109
    Payable to related party                                                285         200
    Security deposits                                                       128         135
                                                                       --------    --------

                 Total Liabilities                                       39,437      27,269
                                                                       --------    --------


Partners' Capital:

    Preferred unit holders (deficit) capital (460 units outstanding)       (626)     10,218
    Investor limited partners' capital (460 units outstanding)            4,944       5,093
    General partner's deficit                                            (1,522)     (1,510)
                                                                       --------    --------

                 Total Partners' Capital                                  2,796      13,801
                                                                       --------    --------

                 Total Liabilities and Partners' Capital               $ 42,233    $ 41,070
                                                                       ========    ========


                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)


                                                         YEARS ENDED DECEMBER 31,
                                                         -----------------------

                                                          1999              1998
                                                          ----              ----
Revenues:
    Rental income                                       $ 9,273           $ 8,610
    Other income                                            693               785
                                                        -------           -------

                 Total revenues                           9,966             9,395
                                                        -------           -------

Expenses:
    Real estate taxes                                       665               584
    Payroll and payroll expense reimbursements              684               619
    Operating expenses                                      708               647
    Repairs and maintenance                                 827               834
    Utilities                                               922               919
    Management and other fees                               667               617
    General and administrative costs                        193               328
    Insurance                                               107               103
    Depreciation                                          2,434             2,199
    Amortization                                            553               556
                                                        -------           -------

                 Total expenses                           7,760             7,406
                                                        -------           -------

Operating income                                          2,206             1,989

Non-operating income (expenses):
    Interest income                                         229               265
    Interest expense                                     (2,736)           (2,510)
                                                        -------           -------

Net loss                                                $  (301)          $  (256)
                                                        =======           =======

Net loss allocated:
    General Partner                                     $    (3)          $    (3)

    Preferred Unit Holders                                 (149)             (169)

    Investor Limited Partners                              (149)              (84)
                                                        -------           -------

Net loss                                                $  (301)          $  (256)
                                                        =======           =======

Net loss allocated per unit:

    Preferred Unit Holders                              $(323.91)         $(367.39)
                                                        ========          ========

    Investor Limited Partners                           $(323.91)         $(182.61)
                                                        ========          ========


                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                        (In Thousands, Except Unit Data)


                                  Preferred Units     Units of         Preferred        Investor
                                     of Limited        Limited       Unit Holders'      Limited        General
                                    Partnership      Partnership        Capital         Partners'      Partner's
                                      Interest        Interest         (Deficit)         Capital       (Deficit)      Total
                                      --------        --------         ---------         -------       ---------      -----

Balance - December 31, 1997               460              460         $ 10,387         $  5,177       $ (1,507)    $ 14,057

Net loss                                    -                -             (169)             (84)            (3)        (256)
                                     --------         --------         --------         --------       --------     --------

Balance - December 31, 1998               460              460           10,218            5,093         (1,510)      13,801

Net loss                                    -                -             (149)            (149)            (3)        (301)

Partners' distributions                     -                -          (10,695)               -             (9)     (10,704)
                                     --------         --------         --------         --------       --------     --------

Balance - December 31, 1999               460              460         $   (626)        $  4,944       $ (1,522)    $  2,796
                                     ========         ========         ========         ========       ========     ========



                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                      --------------------------

                                                                                      1999                 1998
                                                                                      ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                           $    (301)            $   (256)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
         Depreciation and amortization                                                 3,046                2,816
         Deferred rent receivable                                                       (462)                (438)
         Changes in assets and liabilities:
              Other assets                                                                72                   75
              Accounts payable, accrued expenses, payable to
                  related party and security deposits                                    706               (2,262)
              Accrued interest payable                                                    84                   (2)
                                                                                   ----------            ---------

                 Net cash provided by (used in) operating activities                   3,145                  (67)
                                                                                   ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to building and improvements                                                (1,434)              (2,047)
Restricted cash                                                                       (2,061)                 201
Deferred costs                                                                          (918)                (478)
                                                                                   ----------            ---------

                 Net cash used in investing activities                                (4,413)              (2,324)
                                                                                   ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from mortgage loan                                                           37,000                    -
Satisfaction of mortgage loan                                                        (25,413)                   -
Principal payments on mortgage loan                                                     (209)                (291)
Distributions to partners                                                            (10,704)              (4,646)
                                                                                   ----------            ---------

                 Net cash provided by (used in) financing activities                     674               (4,937)
                                                                                   ----------            ---------

Net Decrease in Cash and Cash Equivalents                                               (594)              (7,328)

Cash and Cash Equivalents at Beginning of Year                                         3,788               11,116
                                                                                   ----------            ---------

Cash and Cash Equivalents at End of Year                                           $   3,194             $  3,788
                                                                                   ==========            =========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                                         $   2,593             $  2,451
                                                                                   ==========            =========


                See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Organization

           1999 Broadway Associates Limited Partnership (the "Investor Partnership") was formed January 10, 1989 under the laws of the State of Delaware for the purpose of acquiring a general partnership interest in 1999 Broadway Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnerships". The Operating Partnership was formed to acquire and operate a 42-story, 635,737 (net rentable) square foot office tower (the "Office Tower") known as 1999 Broadway, as well as an eight-story parking garage (the "Garage"), which are both located in downtown Denver, Colorado. The Office Tower, together with the Garage, (the "Property") was acquired on September 30, 1988 for $83,000,000 and financed by a purchase money loan from First Interstate Structures, a subsidiary of First Interstate Bank. The general partner of the Investor Partnership is Winthrop Financial Associates, a Maryland Limited Partnership ("WFA" or "General Partner").

           The general partners of the Operating Partnership are the Investor Partnership, which holds a 99.9% general partnership interest, and 1999 Broadway Partners, L.P. which holds a .1% general partnership interest. The Investor Partnership will terminate on December 31, 2038, or earlier upon the occurrence of certain events specified in the partnership agreement.

           In order to fund required tenant improvements, refinance and reduce the Partnership's indebtedness and increase working capital, the Partnership raised equity through an offering of subscription rights ("Rights") to holders of limited partner interests (the "Unitholders") in 1997. The offering allowed the Unithholders to purchase 12% cumulative, non-compounded preferred partnership units ("Preferred Units"). The Partnership received gross proceeds of $10,695,000 from the sale of the Preferred Units, including Preferred Units acquired by affiliates of WFA. Upon consummation of the offering, the Investor Partnership distributed $4,600,000 ($10,000 per unit) to Unitholders. This distribution, including approximately $46,000 paid to the General Partner, was made in January 1998. The partnership agreement provides that the Partnership may sell additional limited partnership interests to raise additional equity, if the General Partner determines that such additional funds are required.

           In accordance with the second amended and restated partnership agreement (the "Agreement"), effective December 1, 1997 and while the Preferred Units are outstanding, losses are allocated 1% to the General Partner and 99% to the limited partners in proportion to and to the extent of the positive balances in the limited partners' capital accounts. Net income is allocated, first, to the Preferred Unitholders, in an amount equal to the excess of the cumulative distributions made or to be made; second, to restore net loss previously allocated to the Preferred Unitholders; and the balance to the Unitholders and to the General Partner, to restore net loss previously allocated to them during the period that the Preferred Units were outstanding. Gain from the disposition of the Partnership's Property is allocated in accordance with the Agreement. The Agreement also provides that while the Preferred Units are outstanding, cash flow and capital proceeds (as defined in the Agreement) shall be distributed first to the Preferred Unitholders in an amount equal to a cumulative annual 12% non-compounded return on their preferred invested capital; and

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           Organization (Continued)

           in the case of capital proceeds only, to the Preferred Unitholders in a cumulative amount equal to the greater of $46,500 or an amount equal to the subscription price per Preferred Unit together with a cumulative annual 15% compounded return thereon. Cash flow is then distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital and the balance, if any, 97% to the limited partners, and 3% to the General Partners. Cash distributions from a non-terminating capital transaction will be distributed in accordance with the Agreement.

           Principles of Consolidation

           The accompanying financial statements reflect the accounts of the Investor Partnership consolidated with the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

           Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates that are particularly susceptible to change relate to the Partnership's estimate of the fair value of the real estate. Actual results could differ from those estimates.

           Real Estate

           Real estate is carried at cost, adjusted for depreciation and impairment of value. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

           Cash and Cash Equivalents

           The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

           Concentration of Credit Risk

           The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year. As of December 31, 1999, the Partnership had approximately $2,240,000 invested in money market accounts which are included in cash and cash equivalents.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  (Continued)

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           Depreciation

           The Operating Partnership provides for depreciation of real property using the straight-line method over an estimated useful life of 35 years for building and improvements and seven years for furnishings. Tenant improvements are depreciated by the straight line method over the life of the respective tenant's lease.

           Deferred Rent Receivable

           The Partnership leases space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the term of the leases. For all other leases, rents are recognized over the term of the leases as earned.

           Deferred Costs

           Financing costs and leasing costs are capitalized and amortized using the straight-line method over the term of the related agreements. Financing costs are amortized as interest expense.

           Income Taxes

           Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

           Advertising

           The Partnership expenses the cost of advertising as incurred. Advertising expenses of approximately $70,000 and $68,000 were incurred for the years ended December 31, 1999 and 1998, respectively, and are included in general and administrative expenses.

           Disclosures About the Fair Value of Financial Instruments

           SFAS No. 107 "Disclosures About the Fair Value of Financial Instruments", requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Partnership as of December 31, 1999 and 1998, consist primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and long-term debt. The Partnership estimates the fair value of its mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

           Reclassifications

           Certain amounts have been reclassified to conform to the December 31, 1999 presentation.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           Segment Reporting

           SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note 8 - Segment Information" for segment disclosures.

Note 2 -   DEFERRED COSTS

           The following is a summary of deferred costs as of December 31:

                                                    Period                 1999                1998
                                                    ------                 ----                ----

              Organization costs                    5 Years           $        -          $       443,000
              Mortgage loan fees                  9.75 Years                 694,000              609,000
              Lease commissions                   Lease term               3,679,000            3,575,000
              Lease costs                         Lease term                 104,000              146,000
                                                                      ---------------     -----------------
                                                                           4,477,000            4,773,000

              Less:  accumulated amortization                            (1,902,000)          (2,504,000)

                                                                      $    2,575,000      $     2,269,000
                                                                      ===============     =================

Note 3 -   MORTGAGE LOAN PAYABLE

           On September 23, 1999, the Partnership refinanced its existing mortgage. The new mortgage in the amount of $37,000,000 replaced indebtedness of approximately $25,413,000. The mortgage requires monthly payments of interest only and bears interest at 325 basis points over 30-day LIBOR (9.08% at December 31, 1999). The mortgage matures on September 20, 2002 at which time the principal and all unpaid interest is due. In connection with the refinancing, the Partnership was required to establish a reserve for tenant improvements of $2,500,000 and a security deposit reserve of $128,000. The reserves are included in restricted cash in the accompanying consolidated balance sheet as of December 31, 1999.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

Note 4 -   RELATED PARTY TRANSACTIONS

           The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with WFA. Related party transactions with WFA and its affiliates include the following:

           a. The Operating Partnership pays or accrues to an affiliate of WFA an annual property management fee equal to 5% of cash receipts. Management fees of approximately $488,000 and $448,000 were incurred for the years ended December 31, 1999 and 1998, respectively.

           b. The Operating Partnership pays or accrues to WFA an annual partnership administration and investor services fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $179,000. Fees of approximately $179,000 and $169,000, were paid or accrued for the years ended December 31, 1999 and 1998, respectively.

           c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $47,000 and $66,000 were incurred during the years ended December 31, 1999 and 1998, respectively, and have been capitalized to the cost of building and improvements.

           d. In accordance with the partnership agreement, during 1999 and 1998, the General Partner received distributions of approximately $9,000 and $46,000, respectively.

           e. In October 1999, in accordance with the Agreement, the Preferred Unitholders who are also affiliates of the General Partner, received $6,158,000 of the $10,695,000 in cash distributions from the proceeds received from the mortgage refinancing.

           f. For services rendered in obtaining the new mortgage loan, an affiliate of the General Partner earned $185,000, which has been capitalized as a deferred cost.

Note 5 -   MINIMUM FUTURE RENTAL REVENUES

           The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

           The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 1999, are as follows:

                          2000                   $   8,190,000
                          2001                       7,563,000
                          2002                       7,509,000
                          2003                       6,463,000
                          2004                       4,628,000
                          Thereafter                 9,873,000
                                                 -------------

                                                 $  44,226,000

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)


Note 5 -   MINIMUM FUTURE RENTAL REVENUES (Continued)

           The Partnership received more than 10% of its lease revenue from two tenants. One tenant accounted for approximately 21% and 23%, respectively, of total rental revenue for the years ended December 31, 1999 and 1998, and another tenant accounted for approximately 17% of total rental revenues for the years ended December 31, 1999 and 1998.

Note 6 -   PARTNERS' DISTRIBUTIONS

           There were no distributions of cash from operations for the years ended December 31, 1999 and 1998. In January 1998, a distribution from the Investor Partnership of $4,600,000 ($10,000 per unit), was made to Unitholders and approximately $46,000 to the General Partner in accordance with the Rights offering. In October 1999, the Partnership distributed $10,695,000 ($23,250 per unit) to Preferred Unitholders and $9,000 to the General Partner.

Note 7 -   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

           The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

           (In Thousands)
                                                           1999        1998
                                                           ----        ----

           Net loss - financial statements               $ (301)     $  (256)
               Differences resulted from:
                  Depreciation                              991          840
                  Prepaid Rents                             245          (42)
                  Rental Revenue                           (462)        (438)
                  Amortization                               -           (32)
                  Bad Debt Expense                           -           (45)
                  Capitalized Interest                       21           32
                  Management Fees                            -            83
                  Other                                      (3)          31
                                                         -------     -------

           Net income for tax purposes                   $  491      $   173
                                                         ======      =======

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)


Note 8 -   SEGMENT INFORMATION

           The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

           Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                                            Office             Parking
                                                            Tower               Garage           Other             Total
                                                            -----               ------           -----             -----

           1999

           Rental income                                  $  9,273           $     -           $      -          $   9,273
           Other income                                        244               449                  -                693
           Interest income                                     112                 -                117                229
           Interest expense                                  2,641                95                  -              2,736
           Depreciation and amortization                     2,941                46                  -              2,987
           Segment profit (loss)                             (495)               308              (114)              (301)
           Total assets                                     39,842             1,098              1,293             42,233
           Capital expenditures                              1,434                 -                  -              1,434

           1998

           Rental income                                  $  8,610           $     -           $      -          $   8,610
           Other income                                        344               441                  -                785
           Interest income                                      86                 -                179                265
           Interest expense                                  2,418                92                  -              2,510
           Depreciation and amortization                     2,709                46                  -              2,755
           Segment profit (loss)                             (352)               277              (181)              (256)
           Total assets                                     36,836             1,144              3,090             41,070
           Capital expenditures                              2,047                 -                  -              2,047


Item 8.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.

           There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1999 or 1998 audits of the Partnership's financial statements.

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.

         The Registrant has no directors or executive officers. The general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2000, the names of the executive officers of WFA and the position held by each of them, are as follows:


                                                                                      Has Served as
                                          Position Held with the                 Has Served as a Director
Name                                     Managing General Partner                    or Officer Since
----                                     ------------------------                    ----------------

Michael L. Ashner                     Chief Executive Officer                              1-96

Thomas C. Staples                     Chief Financial Officer                              1-99

Peter Braverman                       Executive Vice President                             1-96

Carolyn Tiffany                       Chief Operating Officer and Clerk                   10-95


         Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 44, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 48, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

        One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; and Winthrop Growth Investors I Limited Partnership.

         Except as indicated above, neither the Partnership nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation.

         Registrant is not required to and did not pay any compensation to the officers or partners of the General Partner. The General Partner does not presently pay any compensation to any of its officers or partners (See "Item 12, Certain Relationships and Related Transactions").

Item 11. Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners. The Registrant has issued and outstanding Units of Limited Partnership Interests (the "Units") and Preferred Units of Limited Partnership Interests (the "Preferred Units"). The Units and the Preferred Units are not voting securities, except that the consent of the holders of the Units is required to approve or disapprove certain transactions, including the removal of a General Partner and the amendment of the Registrant partnership agreement. In addition, the requisite consent of the holders of Units and Preferred Units, voting as one class, is required to approve the sale of all or substantially all of the assets of the Registrant in a single or related series of transactions. No holder of Units owns beneficially more than 5% of the Units.

         (b) Security Ownership of Management. Certain officers and/or partners of WFA beneficially own 1.75 Units.

         (c) Changes in Control. There exists no arrangement, known to the Registrant, which would result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

         The officers and partners of WFA receive no remuneration or other compensation from the Registrant or the Operating Partnership.

         Under the terms of the Registrant's partnership agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income and loss and expense reimbursements from the Registrant.

         The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant or the Operating Partnership paid to or accrued to the account of the General Partner or its affiliates for the years ended December 31, 1998 and 1999:

Entity                                 Compensation                         1998           1999
------                                 ------------                         ----           ----

Winthrop Financial                     Annual Partnership Investor        $169,000       $179,000
 Associates                            Service Fee


Winthrop Financial Associates          Cash Distributions                 $ 46,000       $9,009


Winthrop Management LLC                Management Fee                     $448,000       $488,000

Winthrop Management LLC                Construction, Supervision, Legal   $ 66,000       $ 67,888
                                       and Leasing Fees


         See "Item 7, Financial Statements - Note 4" for additional information with respect to related party transactions.

Item 13. Exhibits and Reports on Form 8-K.

         (a) Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said index.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the last quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                                    By:     WINTHROP FINANCIAL ASSOCIATES,
                                             A LIMITED PARTNERSHIP,
                                             Managing General Partner

                                            By:  /s/ Michael L. Ashner
                                                 -------------------------------
                                                     Michael Ashner
                                                     Chief Executive Officer

                                            Date:  March 28 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name              Title                               Date
--------------              -----                               ----

/s/ Michael Ashner          Chief Executive Officer             March 28, 2000
------------------
Michael Ashner

/s/ Thomas Staples          Chief Financial Officer             March 28, 2000
-------------------
Thomas Staples

                                  EXHIBIT INDEX

Exhibit
Number   Document
------   --------

3 (a) Certificate of Limited Partnership of 1999 Broadway Associates Limited Partnership, filed on January 10, 1989(1)

4 (a) Amended and Restated Limited Partnership Agreement of 1999 Broadway Associates Limited Partnership, dated as of September 22, 1989(1)

4 (b) Amended and Restated Partnership Agreement of 1999 Broadway Joint Venture dated as of September 22, 1989 and the First Amendment to the Partnership Agreement of 1999 Broadway Joint Venture dated as of December 1, 1991(1)

4 (c) Second Amended and Restated Agreement of Limited Partnership of the Registrant (5)

10 (a) Amended Promissory Note, dated November 1, 1991 payable to the order of First Interstate Structures, Inc.(1)

10 (b) Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement, dated September 30, 1988 and Amendment to Deed of Trust, dated November 1, 1991 ("Deed of Trust")(1)

10 (c) Security Agreement, dated September 30, 1988 and the Amendment to Security Agreement, dated as of November 1, 1991(1)

10 (d) Assignment of Leases and Rents, dated as of September 30, 1988 and the Amendment to Assignment of Leases and Rents, dated as of November 1, 1991(1)

10 (e)   Special Warranty Deed, dated September 30, 1988(1)

10 (f) Amended and Restated Commercial Management Agreement, dated as of January 1, 1990 (the "Management Agreement") and the First Amendment to the Management Agreement, dated October 22, 1991(1)

10 (g)   Leasing Agreement, dated as of January 1, 1990(1)

10 (h) Exclusive Leasing Agency Agreement dated July 15, 1993 between 1999 Broadway Partnership and Cushman Realty Corporation of Colorado (2)

10 (i) Amendment to Amended and Restated Limited Partnership Agreement of 1999 Broadway Associates Limited Partnership (3)

10 (j)   Disclosure Statement of 1999 Broadway Partnership dated March 14, 1996
         (4)

10 (k) Fourth Amended Plan of Reorganization of 1999 Broadway Partnership dated November 1, 1996(6)

10 (l) Reaffirmation, Ratification and Amendment Agreement dated as of February 28, 1997 by and among 1999 Broadway Partnership, 1999 Broadway Associates Limited Partnership, 1999 Broadway Partners, L.P. and DAG Management, Inc.(6)

10 (m) Guaranty made as of February 28, 1997, by 1999 Broadway Associates Limited Partnership in favor of DAG Management, Inc. (a substantially similar guaranty has been issued by 1999 Broadway Partners, L.P. in favor of DAG Management, Inc.) (6)

27       Financial Data Schedule                                             38

----------------

(1) Incorporated by reference to the same Exhibit Number filed with the Registrant's Registration Statement filed on May 28, 1992 (File No. 0-20273).

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the calendar year ended December 31, 1994.

(3) Incorporated by reference to Registrant's Current Report on Form 8-K filed September 5, 1995.

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the calendar year ended December 31, 1995.

(5) Incorporated by reference to Exhibit 4.1 to Amendment No 1 to Registrant's Registration Statement on Form S-3 (Registration No. 333-36471), as filed with the Securities Exchange Commission on September 26, 1997

(6) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the calendar year