Form 10KSB
period 1999-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2000-03-30
CIK 277886

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                                               Commission File
For the year ended December 31, 1999                            No.    0-9224
                   -----------------                                ---------

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Massachusetts                               04-2654152
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S.  Employer
incorporation or organization)                    Identification No.)

5 Cambridge Center, Cambridge, Massachusetts              02142
--------------------------------------------            ---------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,124,000.

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

         The Partnership originally invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $60,000 which were originally set aside as reserves, in ten real properties. The Partnership has sold two of these properties and has a third property under contract for sale. See Item 2, "Description of Properties" for a description of Registrant's remaining properties. The funds set aside in reserves were invested in money market instruments and applied, over time, to repairs, improvements and other items associated with Partnership's obligations in respect of the Properties. The reserve balance as of December 31, 1999 net of accounts payable, accrued expenses and distributions payable to Partners was approximately $1,101,000. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 6% of their adjusted capital contributions on a cumulative basis, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. See "Item

7 Financial Statements, Note 2." Distributions of sale proceeds will be made as a return of capital until investors have received a return of their original capital contribution. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to investors until they have received their $1,000 per unit capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. At December 31, 1999, Limited Partners had received a return of capital equal to $146.60.

Property Matters

         Toys "R" US, Fort Worth and San Antonio, Texas. In May 1999, Toys "R" Us notified the Partnership that they have elected to exercise their options to extend their leases for five additional years commencing August 1, 2000 on the properties located in Fort Worth and San Antonio, Texas, at the same annual rent.

         Gordy's Food & Liquor Inc., Chippewa Falls, Wisconsin. On August 7, 1998, the Partnership sold this property to the tenant for $964,000 (net of closing costs of $11,000), resulting in a gain of $138,000 for financial reporting purposes. The net proceeds of $964,000 ($96.35 per unit) were distributed to limited partners during the fourth quarter of 1998.

         J.C. Penney Co., Inc., Batavia, New York. The mortgage note encumbering this property matured on February 1, 1998, with a balloon payment of $419,000. On February 1, 1998, the Partnership obtained an extension on the mortgage until May 1, 1998, which was further extended until May 15, 1998. On May 29, 1998, the Partnership renewed the note at a lower interest rate of 8.32%. The note requires monthly payments of $5,000 and is being amortized over 10 years. The note matured on August 31, 1999 (the original expiration date of the tenant's lease) at which time a balloon payment of approximately $376,000 was paid and the loan satisfied. In February 1999, the tenant elected to exercise its option to extend the lease term to August 31, 2004.

         Walgreen Co., University City, Missouri. On May 13, 1998, the tenant at this property, Walgreen Co. ("Walgreens"), exercised their right to cancel the lease effective February 28, 1999. Walgreens, however, requested that they remain as a holdover tenant for a period of three months at increased monthly rent of $18,550. The extension expired on May 31, 1999, was not extended and Walgreens vacated the property. On February 19, 1999, the Partnership entered into a Purchase Agreement to sell this property to an unaffiliated third party for $600,000. However, upon completion of its due diligence review the Purchaser elected not to consummate the sale. After continuing to market the property for sale, the Partnership entered into a new purchase agreement on February 14, 2000 with an unaffiliated third party to sell the Property for $525,000. The Purchase Agreement, as with the prior purchase agreement, is subject to the Purchaser's due diligence review as well as other customary closing conditions. It is expected that this sale will occur, if at all, during the second or third quarter of 2000.

         Wal-Mart, Mexia, TX. Wal-Mart recently gave notice to the Partnership that it will not be renewing its leases at the expiration of its current term (October 31, 2000). The Partnership is currently seeking a new tenant as well as marketing the property for sale

Employees

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it, including an affiliate of the General Partners, Winthrop Management.

Item 2.  Description of Properties.

         A description of the Partnership's properties at February 1, 2000 is as follows. All of Registrant's remaining properties are owned in fee.

                                   Total Cost     Original              Size
Tenant/               Date of        of the       Portfolio        Building/Land
Location              Purchase     Property(1)    Percentage(2)      (Sq. ft.)
--------              --------     -----------    -------------    -----------

J.C. Penney
  Batavia, NY           8/1/79     $ 1,092,598       8            38,720/38,720

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

--------------

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

         The Partnership owns the fee interest in each of these properties. Four of the properties are subject to first mortgages securing indebtedness which was incurred or assumed by the Partnership in connection with the acquisition. See "Item 7, Financial Statements, Note - 6" for information relating to the mortgages encumbering the Partnership's properties. All of the properties are commercial in nature. Each of the Properties is net leased to a single tenant unaffiliated with the Partnership (with the sole exception of the Hurst, Texas property which is now leased to two tenants, Floors, Inc. and B&G, Inc.). Each of the tenants, other than Creative Paint and Wallpaper, Inc. and B&G, Inc., is a public company or a subsidiary of a public company.

         The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The San Antonio, Fort Worth, Hillside, Cedar Rapids and Mexia Properties are triple net leased to the tenants. As a result, the Partnership has no responsibility for any maintenance, repairs or improvements associated with the Properties. In addition, the tenants at these properties are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that each of the properties are adequately insured. With respect to the lease with J.C. Penney Co., Inc., Batavia, NY, the Partnership is responsible for all structural and exterior repairs, carrying insurance, paying all real estate taxes up to a specified maximum amount, repainting, varnishing or otherwise redecorating certain exterior portions of the building every three years and paying certain common facility maintenance charges up to a fixed amount. The Partnership spent $26,245 and $21,889 for roof and HVAC repairs at this property in 1999 and 1998, respectively. With respect to the lease with Walgreen Co., St. Louis, MO, the Partnership is responsible for maintenance of the structural portions of the building, all repairs required by reason of dry rot or termites and the first $750 per year of roof repairs. No funds were spent by the Partnership on these items in 1998 or 1999. With respect to the leases with Creative Paint & Wallpaper and B&G, Inc., Hurst, TX, the Partnership is responsible for structural maintenance of the premises. The Partnership spent no amounts for these items in 1999 or 1998 respectively. Under both leases at this Property, the Partnership is required to administer the payment of real estate taxes and to procure and maintain insurance for the Property. The Partnership is fully reimbursed for real estate taxes and for annual insurance premiums.

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

         Tenants with 1999 rental payments of 10% or more of the Partnership's total rental revenue are as follows: Toys "R" Us, Inc., San Antonio, Texas, 19%, Toys "R" Us, Inc., Ft. Worth, Texas, 18%; Wal-Mart, Mexia, Texas 15%; and Walgreen Co., University City, Missouri 11%. The Partnership expects the rental payments from the same tenants to amount to approximately the same respective percentages of the Partnership's total income in 2000 other than with respect to the Walgreen Co., University City, Missouri which is currently under contract for sale.

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1999 annual base rent for the leases at the properties:

                                                                   1999
     Tenant             Business of    Lease        Renewal       Annual
Property/Location       Tenant         Expiration   Options(1)     Rent
-----------------       ------         ----------   ----------     ----

J.C. Penney
  Batavia, NY           Retail Dept.   8/31/04       4 - 5Yr.     $116,160
                        Store

Walgreen Co.
  University            Retail         5/31/99       (3)          $ 68,238(4)
  City, MO(2)           Drugstore

Toys "R" Us
  San Antonio, TX       Toy Store      7/31/2005     5 - 5Yr.     $262,532

Toys "R" Us
  Fort Worth, TX        Toy Store      7/31/2005     5 - 5Yr.     $247,569

Frank's Nursery
Sales, Inc.
  Hillside, IL          Nursery and    12/31/2004    2 - 5Yr.     $ 67,000
                        Crafts

Lucky Stores,
Inc. (5)
  Cedar Rapids, IA      Graphic Arts   6/2/2000      6 - 5Yr.     $117,200

Creative Paint
& Wallpaper, Inc.
and B&G, Inc. dba
Splash Pools & Spas,    Paint &        1/31/2001     1 - 7Yr.     $184,280
fka Handy Dan(6)        Wallpaper
  Hurst, TX             Store; Bath
                        & Spa Store

Wal-Mart Stores
  Mexia, TX            Dept. Store    10/31/2000     5 - 5Yr.(7)  $111,206(8)
--------------

(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2)  Property is currently under contract for sale.
(3)  Tenant has exercised its right to terminate this lease.
(4)  Tenant paid additional percentage rent of $82,414 in 1999.
(5) During 1999, Lucky Stores, Inc. exercised its option to sublet the premises to Graphics Division of Rockwell Collins International, an avionics and defense communications company. The sublease is for a three-year term with two three-year options to renew. Lucky Stores remains liable for all obligations under its lease agreement.
(6) Due to default and bankruptcy of prior tenant Channel Homes, fka Handy Dan, new leases with two new tenants were entered into as of February 1, 1991 for this property. In 1995, Creative Paint & Wallpaper, Inc. sublet its space to Floors, Inc.
(7) Tenant has notified the Partnership that it will not be renewing its lease at the expiration of the current term.

(8)  An additional percentage rent of $94,910 was paid in 1999.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1999:

                         Gross
                         Carrying    Accumulated                              Federal
Property                 Value(1)    Depreciation(1)     Rate      Method     Tax Basis
--------                 -----       ------------        ----      ------     ---------
Batavia, NY            $1,092,598      $809,184        7/40 yr.      S/L      $ 283,414

University City, MO       901,294       557,499        7/40 yr.      S/L        334,019

San Antonio, TX           735,238             -           -           -       1,107,798

Fort Worth, TX            487,180             -           -           -         858,062

Hillside, IL              261,223             -           -           -         309,934

Cedar Rapids, IA        1,522,908       980,744        7/40 yr.      S/L        542,164

Hurst, TX               1,551,060       148,775        7/40 yr.      S/L        771,293

Mexia, TX                       -             -           -           -         278,722

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

         As of February 1, 2000, there were 655 holders of 10,005 outstanding Units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1999 and 1998, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:
                                                 Amount of
                                               Distribution
Distribution with                                Per Unit
   Respect to                                    --------
 Quarter Ended                             1999             1998
 -------------                             ----             ----

March 31                                 $24.22              -
June 30                                   16.67              -
September 30                              14.00            $96.31
December 31                               13.92             16.67

         On October 26, 1999, an affiliate of the General Partner commenced a tender offer to purchase up to 3,305 of the outstanding units of limited partnership interest in the Partnership for a purchase price of $500 per Unit, pursuant to the terms and conditions of an Offer to Purchase dated October 26, 1999. Upon expiration of the offer, the affiliate of the General Partner acquired 2,114.58 Units (21.14%).

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer.

As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

         Liquidity and Capital Resources

         Of the Partnership's remaining eight properties, seven are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between a few months and six years. Three of these properties, however, have lease terms that expire by January 31, 2001. The eighth property was vacated when the tenant's lease expired on May 31, 1999 and is currently under contract for sale. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. With respect to the vacated property, the Partnership is now responsible for all operating expenses. On October 29, 1999, the Partnership received a notice from Wal-Mart Stores that it has elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. Accordingly, the lease will expire in accordance with its terms effective October 31, 2000. If the Partnership cannot sell the property or find a new tenant prior to such date, the Partnership will be responsible for all costs associated with the property.

         The level of liquidity based on cash and cash equivalents experienced a $438,000 decrease at December 31, 1999, as compared to December 31, 1998. The Partnership's $812,000 of cash provided by operating activities and $308,000 of lease payments received under financing leases (net of interest income) were more than offset by $1,558,000 of financing activities. Financing activities consisted of $376,000 for the repayment of a mortgage note, $330,000 of mortgage principal payments, and $852,000 of partner distributions. At December 31, 1999, the Partnership had approximately $1,275,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At December 31, 1999, the Partnership recorded an accrued distribution of $152,000, which consisted of distributions of $13,000 to the general partners and $139,000 to the limited partners. In addition, the Partnership made distributions of $685,000 during the year ended December 31, 1999, which consisted of distributions of $136,000 to the general partners and $549,000 to the limited partners. The $136,000 of distributions to the general partners included previously unpaid distributions that were subordinated to a cumulative priority distribution to the limited partners in accordance with the partnership agreement.

         The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the year ended December 31, 1999, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

         In February 1999, J.C. Penney notified the Partnership that they have elected to exercise their option to extend the term of their lease for five additional years commencing September 1, 1999. The mortgage note secured by the J.C. Penney property (Batavia, NY), matured on August 31, 1999, with a balloon payment of approximately $376,000. The Partnership satisfied this balloon payment from cash reserves.

         In May 1999, Toys "R" Us notified the Partnership that they have elected to exercise their options to extend their leases for five additional years commencing August 1, 2000 on the properties located in Fort Worth and San Antonio, Texas, at the same annual rent.

         On May 13, 1998, Walgreen Co. ("Walgreens") which occupied the Partnership's University City, Missouri property exercised its right to cancel the lease effective February 28, 1999. Walgreens signed a three month extension to their lease at $18,550 per month. The extension expired on May 31, 1999, was not extended and Walgreens vacated the property. The Partnership entered into a purchase agreement on February 14, 2000 with an unaffiliated third party to sell the Property for $525,000. The Purchase Agreement is subject to the Purchaser's due diligence review as well as other customary closing conditions. It is expected that this sale will occur, if at all, during the second or third quarter of 2000. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes.

         During 1999, an affiliate of the general partner acquired, for a purchase price of $500 per unit, approximately 21% of the total limited partnership units of the Partnership (2,114.58 units).

         Results of Operations

         The Registrants net income decreased by $130,000 for the year ended December 31, 1999, as compared to 1998, due to a decrease in income of $205,000 which was partially offset by a decrease in expenses of $75,000.

         The decrease in income was due to a decrease in interest income on leases accounted for under the financing method of $81,000 which was partially offset by an increase in rental income of $11,000. The decrease in income is also attributable to a gain on sale of the Chippewa Falls, WI property in the comparative period in 1998 of $138,000. Rental income increased primarily due to the receipt of $177,000 of percentage rents in 1999, as compared to $159,000 in 1998. Interest income on leases accounted for under the financing method decreased by $81,000 partly due to the sale of the Chippewa Falls, WI property in 1998 and partly due to the amortization of the other leases accounted for under the financing method. Expenses declined by $75,000 primarily due to a reduction in interest expense of $53,000, due to a lower interest rate from the renewal of the mortgage note payable on the J.C. Penney property, the satisfaction of this note during 1999 and the amortization of principal balances. Expenses also decreased by $25,000 due to lower depreciation and amortization expense. All other items of income and expense remained relatively constant.

Item 7.  Financial Statements

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 and 1998

                                      INDEX

                                                                           Page

Independent Auditors' Report...............................................F - 2

Financial Statements:

Balance Sheets as of December 31, 1999 and 1998............................F - 3

Statements of Income for the Years Ended
     December 31, 1999 and 1998............................................F - 4

Statements of Partners' Capital for the Years Ended
     December 31, 1999 and 1998............................................F - 5

Statements of Cash Flows for the Years Ended
     December 31, 1999 and 1998............................................F - 6

Notes to Financial Statements..............................................F - 7

                          Independent Auditors' Report


To the Partners
Winthrop Partners 79 Limited Partnership


We have audited the accompanying balance sheets of Winthrop Partners 79 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 79 Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                            /s/ Imowitz Koenig & Co., LLP


New York, New York
February 29, 2000

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                        (In Thousands, Except Unit Data)

                                                              DECEMBER 31,
                                                         ----------------------
                                                          1999           1998
                                                          ----           ----
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $1,939 (1999) and $1,874 (1998)                    $ 3,711        $ 3,776
Accounted for under the operating method,
      and held for sale, net of accumulated
      depreciation of $557                                   344            344
Accounted for under the financing method                   1,542          1,850
                                                         -------        -------
                                                           5,597          5,970

Other Assets:

Cash and cash equivalents                                  1,275          1,713
Other assets                                                 113             94
                                                         -------        -------
         Total Assets                                    $ 6,985        $ 7,777
                                                         =======        =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                                   $   853        $ 1,559
Accounts payable and accrued expenses                         22             23
Distributions payable to partners                            152            167
                                                         -------        -------
         Total Liabilities                                 1,027          1,749
                                                         -------        -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized,
   issued and outstanding - 10,005 Units                   6,075          6,057
General Partners Deficit                                    (117)           (29)
                                                         -------        -------
         Total Partners' Capital                           5,958          6,028
                                                         -------        -------
         Total Liabilities and Partners' Capital         $ 6,985        $ 7,777
                                                         =======        =======

                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                             1999          1998
                                                             ----          ----
Income:
Rental income from real estate leases accounted
      for under the operating method                        $  850        $   839
Interest on short-term investments                              76             77
Interest income on real estate leases accounted
      for under the financing method                           194            275
Gain on sale of property                                         -            138
Other Income                                                     4              -
                                                            ------        -------
         Total income                                        1,124          1,329
                                                            ------        -------

Expenses:
Operating                                                       53             49
Interest                                                       132            185
Depreciation and amortization                                   83            108
Management fees                                                 20             21
General and administrative                                      69             69
                                                            ------        -------
         Total expenses                                        357            432
                                                            ------        -------

Net income                                                  $  767        $   897
                                                            ======        =======

Net income allocated to general partners                    $   61        $    72
                                                            ======        =======

Net income allocated to limited partners                    $  706        $   825
                                                            ======        =======

Net income per Unit of Limited Partnership Interest         $70.56        $ 82.46
                                                            ======        =======

Distributions per Unit of Limited Partnership Interest      $68.77        $112.94
                                                            ======        =======

                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                        (In Thousands, Except Unit Data)

                                    Units of
                                     Limited            General           Limited            Total
                                   Partnership         Partners'         Partners'         Partners'
                                    Interest            Deficit           Capital           Capital
                                   -----------         ---------         ---------        ----------
Balance - January 1, 1998             10,005           $  (101)          $ 6,362           $ 6,261

    Net income                                              72               825               897
    Distributions                                            -            (1,130)           (1,130)
                                     -------           -------           -------           -------

Balance - December 31, 1998           10,005               (29)            6,057             6,028

    Net income                                              61               706               767
    Distributions                                         (149)             (688)             (837)
                                     -------           -------           -------           -------

Balance - December 31, 1999           10,005           $  (117)          $ 6,075           $ 5,958
                                     =======           =======           =======           =======

                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                             1999           1998
                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   767         $   897
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                              65              92
      Amortization                                                              18              16
      Gain on sale of property                                                   -            (138)

Changes in assets and liabilities:
      (Increase) decrease in other assets                                      (37)             76
      Increase (decrease) in accounts payable and
           accrued expenses                                                     (1)              1
                                                                           -------         -------

      Net cash provided by operating activities                                812             944
                                                                           -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method            308             314
      Proceeds from sale of property                                             -             964
                                                                           -------         -------

      Cash provided by investing activities                                    308           1,278
                                                                           -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Repayment of mortgage note                                              (376)              -
      Principal payments on mortgage notes                                    (330)           (303)
      Cash distributions                                                      (852)           (964)
      Loan costs                                                                 -             (11)
                                                                           -------         -------

      Cash used in financing activities                                     (1,558)         (1,278)
                                                                           -------         -------

Net (decrease) increase in cash and cash equivalents                          (438)            944

Cash and Cash Equivalents, Beginning of Year                                 1,713             769
                                                                           -------         -------

Cash and Cash Equivalents, End of Year                                     $ 1,275         $ 1,713
                                                                           =======         =======

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                               $   134         $   182
                                                                           =======         =======

Supplemental Disclosure of Non-cash Financing
      Activities -
Distributions accrued to partners                                          $   152         $   167
                                                                           =======         =======

                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Partners 79 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases seven properties, four of which are located in Texas and one each in Iowa, Illinois and New York. With the exception of one property, all are leased to single tenants under triple net lease agreements. The Partnership also owns an eighth property which is vacant and is currently under contract for sale.

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

     Percentage Rent

     The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents are recorded on a cash basis. For the years ended December 31, 1999 and 1998, the Partnership received percentage rent totaling approximately $177,000 and $159,000, respectively.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Deferred Costs

     At December 31, 1999 and 1998, deferred costs of $108,000 and $125,000 respectively, consist of financing and leasing costs and are included in other assets in the accompanying balance sheet. Deferred costs are being amortized on a straight-line basis over the term of the respective agreements. At December 31, 1999 and 1998, accumulated amortization totaled $98,000 and $97,000, respectively.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Distributions to Partners

     Distributions for 1999 and 1998 totaled $837,000 and $1,130,000 respectively. At December 31, 1999, $152,000 of the $837,000 distributions for 1999 are recorded as a liability in the accompanying financial statements.

     Net Income Per Limited Partnership Unit

     Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 10,005 units outstanding.

                     WINTHROP PARTNER 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Segment Reporting

     The Partnership has one reportable segment, net leased commercial real estate. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

2.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. ("One Winthrop") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1999 and 1998, Winthrop Management earned $20,000 and $21,000, respectively, for managing the properties of the Partnership.

     As provided in the partnership agreement, the general partners are entitled to 8% of Cash Available for Distribution (as defined in the partnership agreement), subordinated to a cumulative priority quarterly distribution to the limited partners. The general partners may also be entitled to a percentage of sale or refinancing proceeds (as defined in the partnership agreement), which are subordinated to certain priority distributions to the limited partners. Such distributions aggregated $149,000 for the year ended December 31, 1999, which included previously unpaid distributions that were subordinated to a cumulative priority distribution to the limited partners in accordance with the partnership agreement. There were no amounts due to the general partners for the year ended December 31, 1998. Profits or losses are allocated 8% to the general partners and 92% to the limited partners.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

2.   TRANSACTIONS WITH RELATED PARTIES (Continued)

     During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

     During 1999, an affiliate of the general partner acquired, for a purchase price of $500 per unit, approximately 21% of the total limited partnership units of the Partnership (2,114.58 units).

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                               December 31,
                                     -------------------------------
                                        1999                1998
                                        ----                ----

     Land                            $ 3,303,000         $ 3,303,000
     Commercial buildings              3,248,000           3,248,000
     Accumulated depreciation         (2,496,000)         (2,431,000)
                                     -----------         -----------
                                     $ 4,055,000         $ 4,120,000
                                     ===========         ===========

     During 1998, one of the Partnership's tenants exercised their right to cancel their lease effective February 28, 1999. The tenant had requested that they be allowed to hold over on a month to month basis. As per the terms of the extended lease, the tenant paid a fixed rent of $18,550 per month for a period of three months. The extension expired on May 31, 1999 and the tenant vacated the property. The Partnership is currently marketing this property for sale and has therefore classified real estate of $344,000 as held for sale as of December 31, 1999, (see Note 10).

     As of December 31, 1999 and 1998, properties (and related operating leases) with a carrying value of $2,886,000 and $3,202,000, respectively, were pledged to collateralize payment of mortgage notes payable.

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

            2000.........................................$   545,000
            2001.........................................    318,000
            2002.........................................    303,000
            2003.........................................    303,000
            2004.........................................    263,000
            Thereafter...................................     94,000
                                                         -----------
            Total........................................$ 1,826,000
                                                         ===========

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

     Real estate leased to others, accounted for under the financing method, is summarized as follows:

                                                        December 31,
                                              --------------------------------

                                                 1999                1998
                                                 ----                ----

     Minimum lease payments receivable        $ 2,250,000         $   917,000
     Unguaranteed residual value                1,316,000           1,316,000
                                              -----------         -----------
                                                3,566,000           2,233,000
     Less:  Unearned income                    (2,024,000)           (383,000)
                                              -----------         -----------

                                              $ 1,542,000         $ 1,850,000
                                              ===========         ===========

     As of December 31, 1999 and 1998, respectively, real estate and the related lease payments with a net investment in financing leases of $1,095,000 and $1,342,000 were pledged to collateralize the payment of mortgage notes payable.

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the financing leases:

            2000.........................................$   483,000
            2001.........................................    391,000
            2002.........................................    391,000
            2003.........................................    391,000
            2004.........................................    391,000
            Thereafter...................................    203,000
                                                         -----------
            Total........................................$ 2,250,000
                                                         ===========

5.   SIGNIFICANT TENANTS

     For the years ended December 31, 1999 and 1998 approximately 78% and 75% of revenue from rental operations was from six tenants, respectively.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

6.   MORTGAGE NOTES PAYABLE

     The mortgage notes payable by the Partnership are summarized as follows:

                                                            December 31,
                                                      --------------------------
                                                        1999           1998
                                                        ----           ----

     8.32% mortgage note required monthly
     installments of $5,000 and was being
     amortized over 10 years. The note matured on
     August 31, 1999 with a balloon payment of
     approximately $376,000, and was satisfied in
     full                                             $        -     $  398,000

     10.115% mortgage note, due in monthly
     installments of $2,730 for principal and
     interest, maturing on December 1, 2004              127,000        146,000

     12% mortgage note, due in monthly
     installments of $12,618 for principal and
     interest, maturing on July 1, 2000                   73,000        207,000

     12% mortgage note, due in monthly
     installments of $11,892 for principal
     and interest, maturing on July 1, 2010               69,000        195,000

     10.25% mortgage note, due in monthly
     installments of $7,622 for principal and
     interest, maturing on July 1, 2010                  584,000        613,000
                                                      ----------     ----------
                                                      $  853,000     $1,559,000
                                                      ==========     ==========

     As of December 31, 1999 principal payments are required as follows:

             2000........................................$   196,000
             2001........................................     60,000
             2002........................................     67,000
             2003........................................     74,000
             2004........................................     79,000
             Thereafter..................................    377,000
                                                         -----------

             Total.......................................$   853,000
                                                         ===========

7.   SALE OF PROPERTY

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

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments. The carrying amount of the Partnership's mortgage notes based on the borrowing rates available to the Partnership for mortgage notes with similar terms, was approximately $937,000 and $1,665,000 at December 31, 1999 and 1998, respectively.

9.   TAXABLE INCOME

     The Partnership's taxable income for 1999 and 1998 differs from net income for financial reporting purposes as follows:

                                                                                   1999            1998
                                                                                   ----            ----
     Net income for financial reporting purposes                                $   767,000     $   897,000
              Plus:        Minimum lease payments received, net of interest
                           income earned, on leases accounted for under the
                           financing method                                         308,000         314,000
                           Gain on sale of property                                     -           325,000
              Minus:       Depreciation on leases accounted for under the
                           financing method and tax depreciation adjustment       (143,000)        (151,000)
                                                                                -----------     -----------
     Taxable income                                                             $   932,000     $ 1,385,000
                                                                                ===========     ===========

     Taxable income per Unit of Limited Partnership Interest                    $     85.68     $    127.34
                                                                                ===========     ===========

10.  SUBSEQUENT EVENT - SALES CONTRACT

     On February 14, 2000, the Partnership entered into an agreement to sell the University City, Missouri property to an unaffiliated third party for approximately $525,000. There is no debt outstanding associated with this property. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1999 or 1998 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2000, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

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

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; and Winthrop Growth Investors 1 Limited Partnership.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a)  Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2000 except Quadrangle Associates I L.L.C., an affiliate of the Managing General Partner, which acquired 2,114.58 Units (21.14%) pursuant to its tender offer commenced October 26, 1999. The principal office of Quadrangle Associates I L.L.C. is located at 5 Cambridge Center, Cambridge, Massachusetts 02142.

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

         (b)  Security Ownership of Management.

         At March 1, 2000, the partners of WFA and the officers, directors and the general partner of the General Partners owned as a group 5 Units representing less than 1% of the total number of Units outstanding.

         On October 26, 1999, an affiliate of the General Partner commenced a tender offer to purchase up to 3,305 of the outstanding units of limited partnership interest in the Partnership for a purchase price of $500 per Unit, pursuant to the terms and conditions of an Offer to Purchase dated October 26, 1999. Upon expiration of the offer, the affiliate of the General Partner acquired 2,114.58 Units (21.14%).

         (c)  Changes in Control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12. Certain Relationship and Related Transactions.

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. Pursuant to Section 4.1 of the Partnership Agreement, the General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the year ended December 31, 1999, the Partnership paid or accrued Distributions from Cash Available from Distributions to the General Partner totaling approximately $149,000 and for the year ended December 31, 1998, the Partnership did not pay or accrue any distributions to the General Partners from Cash Available for Distributions, as defined in the Partnership Agreement.

         During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

         WFC Realty Co., Inc. owns five limited partnership units and Quadrangle Associates I L.L.C. owns 2,114.58 units. Each of WFC Realty Co., Inc. and Quadrangle Associates I L.L.C. receives its proportionate share of Cash Available for Distribution, pursuant to Section 4.1 of the Partnership Agreement.

         Pursuant to Section 5.3A (iii) of the Partnership Agreement, Winthrop Management receives a Property Management fee equal to 1.5% of cash receipts in excess of cash expenditures other than expenditures for the management fee, debt service payments and capital improvements. For the years ended December 31, 1999 and 1998, Winthrop Management earned approximately $20,000 and $21,000, respectively, for managing the real properties of the Partnership

Item 13. Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

        (b)  Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2000.


                                       WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                       By: ONE WINTHROP PROPERTIES, INC.
                                           Managing General Partner

                                           By: /s/ Michael L. Ashner
                                               ---------------------------------
                                                   Michael Ashner
                                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                Title                         Date
--------------                -----                         ----

/s/ Michael Ashner       Chief Executive               March 29, 2000
------------------       Officer and Director
Michael Ashner


/s/ Thomas Staples       Chief Financial Officer       March 29, 2000
------------------
Thomas Staples

                                INDEX TO EXHIBITS

Exhibit                                                                     Page

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

10(m)          Lease by and between the Partnership and B & G, Inc.,         (e)
               d/b/a Splash Pools and Spas, dated January 17, 1991

10(n)          Agreement of Purchase and Sale between Lucky Stores,          (b)
               Inc. and Winthrop Financial Co., Inc. dated November
               16, 1979

10(o)          Documents relating to the Wal-Mart Stores, Inc.               (g)
               property in Mexia, Texas

10(p)          Documents relating to the Walgreen Co. property in            (h)
               University City, Missouri

16.            Letter from Arthur Andersen LLP dated September 19,           (i)
               1996.

27.            Financial Data Schedule                                       38

99.            Supplementary Information required pursuant to Section        39
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