Form 10QSB
period 2000-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2000-05-15
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the transition period from ________ to _______

                          Commission file number 0-9224
                                                 ------

                    Winthrop Partners 79 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Massachusetts                                       04-2654152
-------------------------------------------------   ---------------------------
       (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

       Five Cambridge Center, Cambridge, MA                02142-1493
-------------------------------------------------   ---------------------------
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

                           FORM 10-QSB MARCH 31, 2000

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)
                                                                      March 31,               December 31,
                                                                         2000                     1999
                                                                 ---------------------    ---------------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $1,950 (2000) and $1,939 (1999)                            $              3,700     $              3,711
Accounted for under the operating method
      and held for sale, net of accumulated depreciation
      of $557                                                                     344                      344
Accounted for under the financing method                                        1,459                    1,542
                                                                 ---------------------    ---------------------

                                                                                5,503                    5,597

Other Assets:

Cash and cash equivalents                                                       1,482                    1,275
Other assets, net of accumulated amortization of
      $130 (2000) and $128 (1999)                                                  15                      113
                                                                 ---------------------    ---------------------

         Total Assets                                            $              7,000     $              6,985
                                                                 =====================    =====================

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                                            $               770     $                853
Accounts payable and accrued expenses                                              23                       22
Distributions payable to partners                                                 139                      152
                                                                 ---------------------    ---------------------

         Total Liabilities                                                        932                    1,027
                                                                 ---------------------    ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                                        6,176                    6,075
General Partners' Deficit                                                        (108)                    (117)
                                                                 ---------------------    ---------------------

         Total Partners' Capital                                                6,068                    5,958
                                                                 ---------------------    ---------------------

         Total Liabilities and Partners' Capital                 $              7,000     $              6,985
                                                                 =====================    =====================


                       See notes to financial statements.

                                     2 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2000


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                                          For The Three Months Ended
                                                                      March 31,               March 31,
                                                                         2000                    1999
                                                                  -------------------   ---------------------
Income:

Rental income from real estate leases accounted
      for under the operating method                             $    256              $      359
Interest on short-term investments                                     18                      20
Interest income on real estate leases accounted
      for under the financing method                                   43                      52
                                                                 -------------------   ---------------------

         Total income                                                 317                     431
                                                                 -------------------   ---------------------

Expenses:

Operating                                                               8                      10
Interest                                                               22                      39
Depreciation and amortization                                          13                      24
Management fees                                                         6                       7
General and administrative                                             19                      13
                                                                 -------------------   ---------------------

         Total expenses                                                68                      93
                                                                 -------------------   ---------------------

Net income                                                       $    249              $      338
                                                                 ===================   =====================

Net income allocated to general partners                         $     20              $       27
                                                                 ===================   =====================

Net income allocated to limited partners                         $    229              $      311
                                                                 ===================   =====================

Net income per Unit of Limited Partnership Interest              $  22.89              $    31.08
                                                                 ===================   =====================

Distributions per Unit of Limited Partnership Interest           $  12.79              $    24.19
                                                                 ===================   =====================


                       See notes to financial statements.

                                     3 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000



Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)
                                            Units of
                                             Limited             General              Limited               Total
                                           Partnership          Partners'            Partners'            Partners'
                                            Interest             Deficit              Capital              Capital
                                        ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2000                          10,005   $             (117)  $           6,075    $            5,958

    Net income                                                              20                 229                   249

    Distributions                                                          (11)               (128)                 (139)
                                        ------------------  -------------------  ------------------   -------------------

Balance - March 31, 2000                           10,005   $             (108)  $           6,176    $            6,068
                                        ==================  ===================  ==================   ===================

                       See notes to financial statements.

                                    4 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000



Statements of Cash Flows (Unaudited)

(In Thousands)
                                                                                        For The Three Months Ended
                                                                                    March 31,                March 31,
                                                                                      2000                     1999
                                                                               ---------------------    ---------------------

Cash Flows From Operating Activities:

Net income                                                                     $                249     $                338
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                               11                       16
      Amortization                                                                                2                        8
Changes in assets and liabilities:
      Decrease in other assets                                                                   96                        7
      Increase (decrease) in accounts payable
        and accrued expenses                                                                      1                       (5)
                                                                               ---------------------    ---------------------


      Net cash provided by operating activities                                                 359                      364
                                                                               ---------------------    ---------------------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                              83                       74
                                                                               ---------------------    ---------------------

      Cash provided by investing activities                                                      83                       74
                                                                               ---------------------    ---------------------

Cash Flows From Financing Activities:

      Principal payments on mortgage notes                                                      (83)                     (84)
      Cash distributions                                                                       (152)                    (167)
                                                                               ---------------------    ---------------------

      Cash used in financing activities                                                        (235)                    (251)
                                                                               ---------------------    ---------------------

Net increase in cash and cash equivalents                                                       207                      187

Cash and cash equivalents, beginning of period                                                1,275                    1,713
                                                                               ---------------------    ---------------------

Cash and cash equivalents, end of period                                       $              1,482     $              1,900
                                                                               =====================    =====================

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                   $                 22     $                 42
                                                                               =====================    =====================

Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued Distribution to Partners                                         $                139     $                352
                                                                               =====================    =====================



                       See notes to financial statements.

                                     5 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1999, was derived from audited financial statements at such date.

             The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $6,000 and $7,000 for the three months ended March 31, 2000 and 1999, respectively.

3.           Contract for Sale of Property

             On February 14, 2000, the Partnership entered into an agreement to sell the University City, Missouri property to an unaffiliated third party for approximately $525,000. The purchaser is currently conducting due diligence on the property. If the property is sold for $525,000 the Partnership will recognize a gain of approximately $181,000. There is no debt outstanding associated with this property.

                                     6 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

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

             Liquidity and Capital Resources

             Of the Partnership's remaining eight properties, seven are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately few months and five years. Two of these properties, however, have lease terms that expire by January 31, 2001. On March 20, 2000, Lucky Store, Inc. exercised the first renewal option to extend the lease to June 30, 2005 on the Cedar Rapids, Iowa property. The eighth property was vacated when the tenant's lease expired on May 31, 1999 and is currently under contract for sale. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. With respect to the vacated property, the Partnership is now responsible for all operating expenses. On October 29, 1999, the Partnership received a notice from Wal-Mart Stores that it has elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. Accordingly, the lease will expire in accordance with its terms effective October 31, 2000. If the Partnership cannot sell the property or find a new tenant prior to such date, the Partnership will be responsible for all costs associated with the property.

             The level of liquidity based on cash and cash equivalents experienced a $207,000 increase at March 31, 2000, as compared to March 31, 1999. The Partnership's $359,000 of cash provided by operating activities and $83,000 of lease payments received under financing leases (net of interest income) were partially offset by $235,000 of cash used in financing activities. Financing activities consisted of $83,000 of mortgage principal payments and $152,000 of partner distributions. At March 31, 2000, the Partnership had $1,482,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At March 31, 2000, the Partnership recorded an accrued distribution of $139,000, which consisted of $128,000 to the limited partners ($12.79 per unit of limited partnership interest) and $11,000 to the general partner.

             The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the three months ended March 31, 2000, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

                                     7 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

Item 2.      Management's Discussion and Analysis or Plan of Operations
             (Continued)

             Liquidity and Capital Resources (Continued)

             In May 1999, Toys "R" Us notified the Partnership that they have elected to exercise their options to extend their leases at the same annual rent for five additional years commencing August 1, 2000 on the properties located in Fort Worth and San Antonio, Texas.

             On February 14, 2000, the Registrant entered into a Purchase Agreement to sell the University City Missouri property to an unaffiliated third party for approximately $525,000. There is no debt outstanding associated with this property. If sale is consummated, the Partnership will recognize a gain for financial reporting purposes.

             Results of Operations

             The Registrant's net income decreased by $89,000 for the three months ended March 31, 2000, as compared to the comparable period in 1999, due to a decrease in income of $114,000 which was partially offset by a decrease in expenses of $25,000.

             The decrease in income was due to a decrease in interest income on leases accounted for under the financing method of $9,000, a decrease in rental income of $103,000 and a decrease in interest income on short-term investments of $2,000. Rental income decreased primarily due to the expiration of the Walgreen Co. lease in 1999. Interest income on leases accounted for under the financing method decreased by $9,000 primarily due to the amortization of leases accounted for under the financing method.

             Expenses declined by $25,000 primarily due to a reduction in interest expense of $17,000 resulting from the satisfaction of the J.C. Penny note in the amount of $376,000 in 1999 and the amortization of principal balances. Depreciation and amortization expense decreased by $11,000 primarily due to some assets becoming fully depreciated and amortized.

                                     8 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2000.

                                     9 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

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

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                    BY:     ONE WINTHROP PROPERTIES, INC.
                            Managing General Partner

                            BY: /s/ Michael L. Ashner
                                -----------------------------------------------
                                Michael L. Ashner
                                Chief Executive Officer and Director

                            BY: /s/ Thomas C. Staples
                                -----------------------------------------------
                                Thomas C. Staples
                                Chief Financial Officer

                                Dated: May 12, 2000



                                    10 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

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