Form 10QSB
period 2000-06-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2000-08-14
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                          Commission file number 0-9224

                    Winthrop Partners 79 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Massachusetts                             04-2654152
---------------------------------------   ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

 Five Cambridge Center, Cambridge, MA                  02142-1493
---------------------------------------   ------------------------------------
(Address of principal executive office)                (Zip Code)

        Registrant's telephone number, including area code (617) 234-3000
                                                          --------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ----










                                     1 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)
                                                                  June 30,        December 31,
                                                                    2000              1999
                                                                 ---------       -------------

ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $1,961 (2000) and $1,939 (1999)                             $ 3,689            $3,711
Accounted for under the operating method
      and held for sale, net of accumulated depreciation
      of $557 (1999)                                                   --               344
Accounted for under the financing method                            1,375             1,542
                                                                  -------            ------

                                                                    5,064             5,597

Other Assets:

Cash and cash equivalents                                           1,917             1,275
Other assets, net of accumulated amortization of
      $133 (2000) and $128 (1999)                                      37               113
                                                                  -------            ------

         Total Assets                                             $ 7,018            $6,985
                                                                  =======            ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                                            $   685            $  853
Accounts payable and accrued expenses                                  19                22
Distributions payable to partners                                     597               152
                                                                  -------            ------

         Total Liabilities                                          1,301             1,027
                                                                  -------            ------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                            5,816             6,075
General Partners' Deficit                                             (99)             (117)
                                                                  -------            ------

         Total Partners' Capital                                    5,717             5,958
                                                                  -------            ------

         Total Liabilities and Partners' Capital                  $ 7,018            $6,985
                                                                  =======            ======


                       See notes to financial statements.



                                     2 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                        FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                         JUNE 30,        JUNE 30,     JUNE 30,        JUNE 30,
                                                           2000            1999         2000            1999
                                                         --------        --------     --------        --------
INCOME:

Rental income from real estate leases accounted
      for under the operating method                     $    151        $    189     $    407        $    548
Interest on short-term investments                             23              20           41              40
Interest income on real estate leases accounted
      for under the financing method                           41              49           84             101
Gain on sale of real estate                                   122              --          122              --
                                                         --------        --------     --------        --------

         Total income                                         337             258          654             689
                                                         --------        --------     --------        --------

EXPENSES:

Operating                                                      16              13           24              23
Interest                                                       19              37           41              76
Depreciation and amortization                                  14              20           27              44
Management fees                                                 4               5           10              12
General and administrative                                     38              24           57              37
                                                         --------        --------     --------        --------

         Total expenses                                        91              99          159             192
                                                         --------        --------     --------        --------

Net income                                               $    246        $    159     $    495        $    497
                                                         ========        ========     ========        ========

Net income allocated to general partners                 $     20        $     13     $     40        $     40
                                                         ========        ========     ========        ========

Net income allocated to limited partners                 $    226        $    146     $    455        $    457
                                                         ========        ========     ========        ========

Net income per Unit of Limited Partnership Interest      $  22.59        $  14.59     $  45.48        $  45.68
                                                         ========        ========     ========        ========

Distributions per Unit of Limited Partnership Interest   $  58.57        $  16.69     $  71.36        $  40.88
                                                         ========        ========     ========        ========



                       See notes to financial statements.



                                     3 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                 UNITS OF
                                  LIMITED          GENERAL          LIMITED         TOTAL
                                PARTNERSHIP       PARTNERS'        PARTNERS'      PARTNERS'
                                 INTEREST          DEFICIT          CAPITAL        CAPITAL
                               -------------     -----------      -----------    -----------


Balance - January 1, 2000         10,005           $ (117)         $ 6,075         $ 5,958

    Net income                                         40              455             495

    Distributions                                     (22)            (714)           (736)
                                  ------           ------          -------         -------

Balance - June 30, 2000           10,005           $  (99)         $ 5,816         $ 5,717
                                  ======           ======          =======         =======



















                       See notes to financial statements.


                                     4 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)
                                                                            FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,           JUNE 30,
                                                                            2000               1999
                                                                          ---------          ---------

Cash Flows From Operating Activities:

Net income                                                                $   495            $    497
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                             22                  32
      Amortization                                                              5                  12
      Gain on sale of property                                               (122)                  -
Changes in assets and liabilities:
      Decrease (increase) in other assets                                      71                 (18)
      (Decrease) increase in accounts payable
        and accrued expenses                                                   (3)                 12
                                                                          -------            --------


      Net cash provided by operating activities                               468                 535
                                                                          -------            --------

Cash Flows From Investing Activities:

      Net proceeds from sale of property                                      466                  --
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method           167                 150
                                                                          -------            --------

      Cash provided by investing activities                                   633                 150
                                                                          -------            --------

Cash Flows From Financing Activities:

      Principal payments on mortgage notes                                   (168)               (164)
      Cash distributions                                                     (291)               (519)
                                                                          -------            --------

      Cash used in financing activities                                      (459)               (683)
                                                                          -------            --------

Net increase in cash and cash equivalents                                     642                   2

Cash and cash equivalents, beginning of period                              1,275               1,713
                                                                          -------            --------

Cash and cash equivalents, end of period                                  $ 1,917            $  1,715
                                                                          =======            ========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                              $    41            $     76
                                                                          =======            ========

Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued Distribution to Partners                                    $   597            $    181
                                                                          =======            ========


                       See notes to financial statements.


                                    5 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

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

             The results of operations for the three and six months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2.           RELATED PARTY TRANSACTIONS

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $10,000 and $12,000 for the six months ended June 30, 2000 and 1999, respectively.

3.           SALE OF PROPERTY

             On June 9, 2000, the Partnership sold the University City, Missouri property to an unaffiliated third party for $466,000 (net of closing costs $47,000). The Partnership realized a gain on sale of approximately $122,000.














                                     6 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000


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

             Liquidity and Capital Resources

             The Partnership's remaining seven properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between a few months and five years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. On June 9, 2000, the Partnership sold the vacant University City, Missouri property to an unaffiliated third party for $466,000 (net of closing costs of $47,000). The Partnership realized a gain of approximately $122,000. On October 29, 1999, the Partnership received a notice from Walmart Stores that it has elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. Accordingly, the lease will expire in accordance with its terms effective October 31, 2000. If the Partnership cannot sell the property or find a new tenant prior to such date, the Partnership will be responsible for all costs associated with the property. In addition, the lease at the Hurst, Texas property expires on January 1, 2001. The two properties represent approximately 25% of minimum rental receipts during 2000. On March 20, 2000, Lucky Stores, Inc. exercised the first renewal option to extend its lease to June 30, 2005 on the Cedar Rapids, Iowa property, at the then current rental rate.

             The level of liquidity based on cash and cash equivalents experienced a $642,000 increase at June 30, 2000, as compared to December 31, 1999. The Partnership's $468,000 of cash provided by operating activities, $466,000 of net proceeds from the sale of the University City, Missouri property and $167,000 of lease payments received under financing leases (net of interest income) were partially offset by $459,000 of cash used in financing activities. Financing activities consisted of $168,000 of mortgage principal payments and $291,000 of partner distributions. During the six months ended June 30, 2000, the Partnership distributed $291,000 of which $268,000 ($26.78 per unit) was distributed to the limited partners and $23,000 was distributed to the general partners. (The distributions paid during the six months ended June 30, 2000 included $152,000 of distributions accrued as of December 31, 1999, of



                                     7 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
             (CONTINUED)

             Liquidity and Capital Resources (Continued)

             which $140,000 was paid to the limited partners ($13.99 per unit) and $12,000 was paid to the general partner). In addition, at June 30, 2000, the Partnership recorded an accrued distribution of $597,000 (which will be paid in the third quarter), consisted of distributions of $586,000 ($58.57 per unit) to the limited partners and $11,000 to the general partners. The accrued distributions included $466,000 of net proceeds from the sale of University City, Missouri property.

             The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the six months ended June 30, 2000, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

             Results of Operations

             The Registrant's net income decreased by $2,000 for the six months ended June 30, 2000, as compared to the comparable period in 1999, due to a decrease in income of $35,000 which was partially offset by a decrease in expenses of $33,000.

             The decrease in income was due to a decrease in interest income on leases accounted for under the financing method of $17,000 and a decrease in rental income of $141,000, which was partially offset by the gain from the sale of the University City, Missouri property of $122,000 and an increase in interest income on short-term investments of $1,000. Rental income decreased due to the expiration of the Walgreen Co. lease in 1999. Interest income on leases accounted for under the financing method decreased due to the amortization of leases accounted for under the financing method. Rental income from the remaining properties remained relatively constant.

             Expenses declined by $33,000 primarily due to reductions in interest expense of $35,000 resulting from the satisfaction of the J.C. Penney note in the amount of $376,000 in 1999 and the amortization of principal balances and depreciation and amortization expense of $17,000 primarily due to certain assets becoming fully depreciated and amortized. General and administrative expenses increased by $20,000 primarily due to an increase in legal fees.




                                     8 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000



PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

                  27.  Financial Data Schedule

                  99.  Supplementary Information Required Pursuant to Section
                       9.4 of the Partnership Agreement.

             (b) Reports on Form 8-K:

                 No reports on Form 8-K were filed during the period ended June 30, 2000.

























                                     9 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000


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


                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP


                          BY:   ONE WINTHROP PROPERTIES, INC.
                                Managing General Partner



                                BY:  /s/ Michael L. Ashner
                                     ------------------------------------
                                     Michael L. Ashner
                                     Chief Executive Officer and Director


                                BY:  /s/ Thomas C. Staples
                                     ------------------------------------
                                     Thomas C. Staples
                                     Chief Financial Officer





                                Dated: August 14, 2000







                                    10 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000


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