Form 10QSB
period 2000-09-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2000-11-13
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-9224

                    Winthrop Partners 79 Limited Partnership
        (Exact name of small business issuer as specified in its charter)

             Massachusetts                              04-2654152
-----------------------------------------  -------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)

 Five Cambridge Center, Cambridge, MA                   02142-1493
-----------------------------------------  -------------------------------------
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

                                     1 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                      2000                    1999
                                                                 -------------            ------------
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $1,977 (2000) and $1,939 (1999)                              $   4,365               $   3,711
Accounted for under the operating method
      and held for sale, net of accumulated depreciation
      of $557                                                              -                     344
Accounted for under the financing method                                 639                   1,542
                                                                   ---------               ---------

                                                                       5,004                   5,597
Other Assets:

Cash and cash equivalents                                                988                   1,275
Other assets, net of accumulated amortization of
      $105 (2000) and $98 (1999)                                          30                     113
                                                                   ---------               ---------

         Total Assets                                              $   6,022               $   6,985
                                                                   =========               =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                                             $     112                $    853
Accounts payable and accrued expenses                                     23                      22
Distributions payable to partners                                        132                     152
                                                                   ---------               ---------

         Total Liabilities                                               267                   1,027
                                                                   ---------               ---------

Partners' Capital:

Limited Partners -

   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                               5,851                   6,075
General Partners' Deficit                                                (96)                   (117)
                                                                   ---------               ---------

         Total Partners' Capital                                       5,755                   5,958
                                                                   ---------               ---------

         Total Liabilities and Partners' Capital                   $   6,022               $   6,985
                                                                   =========               =========


                       See notes to financial statements.

                                     2 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2000

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                           FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                              2000            1999           2000             1999
                                                         -------------   -------------   -------------   -------------
INCOME:

Rental income from real estate leases accounted
      for under the operating method                      $     209      $      151      $     616       $     699
Interest on short-term investments                               25              20             66              60
Interest income on real estate leases accounted
      for under the financing method                             23              47            107             148
Gain on sale of property                                          -               -            122               -
Other income                                                      -               4              -               4
                                                          ----------     -----------     ----------      ----------

         Total income                                           257             222            911             911
                                                          ----------     -----------     ----------      ----------

EXPENSES:

Operating                                                        11               8             35              31
Interest                                                         35              31             76             107
Depreciation and amortization                                    18              21             45              65
Management fees                                                   4               4             14              16
General and administrative                                       19              19             76              56
                                                          ----------     -----------     ----------      ----------

         Total expenses                                          87              83            246             275
                                                          ----------     -----------     ----------      ----------

Net income                                                $     170      $      139      $     665       $     636
                                                          ==========     ===========     ==========      ==========

Net income allocated to general partners                  $      13      $       11      $      53       $      51
                                                          ==========     ===========     ==========      ==========

Net income allocated to limited partners                  $     157      $      128      $     612       $     585
                                                          ==========     ===========     ==========      ==========

Net income per Unit of Limited Partnership Interest       $   15.69      $    12.79      $   61.17       $   58.47
                                                          ==========     ===========     ==========      ==========

Distributions per Unit of Limited Partnership Interest    $   12.20      $    13.99      $   83.56       $   54.87
                                                          ==========     ===========     ==========      ==========






                       See notes to financial statements.

                                     3 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2000

STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                  UNITS OF
                                                   LIMITED             GENERAL              LIMITED               TOTAL
                                                 PARTNERSHIP          PARTNERS'            PARTNERS'            PARTNERS'
                                                  INTEREST             DEFICIT              CAPITAL              CAPITAL
                                              ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2000                           10,005           $     (117)          $   6,075            $    5,958

    Net income                                                               53                 612                   665

    Distributions                                                           (32)               (836)                 (868)
                                              ------------------  -------------------  ------------------   -------------------

Balance - September 30, 2000                        10,005           $      (96)          $   5,851            $    5,755
                                              ==================  ===================  ==================   ===================


                       See notes to financial statements.

                                    4 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2000

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                                     2000                  1999
                                                                                -------------       --------------
Cash Flows From Operating Activities:

Net income                                                                     $      665             $     636
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                     38                    49
      Amortization                                                                      7                    16
     Gain on sale of property                                                        (122)                    -
Changes in assets and liabilities:
      Decrease in other assets                                                         76                    38
      Increase (decrease) in accounts payable
        and accrued expenses                                                            1                    (5)
                                                                               -----------            ----------

      Net cash provided by operating activities                                       665                   734
                                                                               -----------            ----------

Cash Flows From Investing Activities:

      Net proceeds from sale of property                                              466                     -
      Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                    211                   228
                                                                               -----------            ----------

      Cash provided by investing activities                                           677                   228
                                                                               -----------            ----------

Cash Flows From Financing Activities:

      Repayment of mortgage note                                                     (561)                 (376)
      Principal payments on mortgage notes                                           (180)                 (249)
      Cash distributions                                                             (888)                 (700)
                                                                               -----------            ----------

      Cash used in financing activities                                            (1,629)               (1,325)
                                                                               -----------            ----------

Net (decrease)  in cash and cash equivalents                                         (287)                 (363)

Cash and cash equivalents, beginning of period                                      1,275                 1,713
                                                                               -----------            ----------

Cash and cash equivalents, end of period                                       $      988             $   1,350
                                                                               ===========            ==========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                   $       76             $     110
                                                                               ===========            ==========

Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distribution to partners                                         $      132             $     152
                                                                               ===========            ==========

                       See notes to financial statements.

                                     5 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 2000 presentation. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

         The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner totaled $14,000 and $16,000 for the nine months ended September 30, 2000 and 1999, respectively.

3.       SALE OF PROPERTY

         On June 9, 2000, the Partnership sold the University City, Missouri property to an unaffiliated third party for $466,000 (net of closing costs $47,000). The Partnership realized a gain on sale of approximately $122,000.

                                     6 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2000

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

         Liquidity and Capital Resources

         The Partnership's remaining seven properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between a few months and five years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. On June 9, 2000, the Partnership sold the vacant University City, Missouri property to an unaffiliated third party for $466,000 (net of closing costs of $47,000). The Partnership realized a gain of approximately $122,000. On May 13, 1999 Toys "R" Us, Inc. exercised lease extensions for an additional five years on both locations effective August 1, 2000, at the then current rental rate. Accordingly, these leases will now expire on July 31, 2005. These leases were previously accounted for utilizing the financing method, however, the extensions do not meet the criteria to be classified as capital leases utilizing the financing method and therefore will be recorded as operating leases. On October 29, 1999, the Partnership received a notice from Walmart Stores that it has elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. In September 2000, Walmart Stores extended their lease for six more months, at double the then current rental rate. Accordingly, the lease will now expire on April 30, 2001. If the Partnership cannot sell the property or find a new tenant prior to such date, the Partnership will be responsible for all costs associated with the property. In addition, the lease at the Hurst, Texas property expires in January 2001. The two properties represent approximately 28% of minimum rental receipts during 2000. On March 20, 2000, Lucky Stores, Inc. exercised the first renewal option to extend its lease to June 30, 2005 on the Cedar Rapids, Iowa property, at the then current rental rate.

         The level of liquidity based on cash and cash equivalents experienced a $287,000 decrease at September 30, 2000, as compared to December 31, 1999. The Partnership's $665,000 of cash provided by operating activities, $466,000 of net proceeds from the sale of the University City, Missouri property and $211,000 of lease payments received under financing leases (net of interest income) were more than offset by $1,629,000 of cash used in financing activities. Financing activities consisted of $180,000 of mortgage principal payments, $561,000 to repay a mortgage note and $888,000 of partner distributions. Distributions of $854,000 ($85.36 per unit) were distributed to the limited partners and $34,000 was distributed to the general partners. The distributions paid during the nine months ended September 30,

                                     7 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

         Liquidity and Capital Resources (Continued)

         2000 included $152,000 of distributions accrued as of December 31, 1999, of which $140,000 was paid to the limited partners ($13.99 per unit) and $12,000 was paid to the general partner. In addition, at September 30, 2000, the Partnership recorded an accrued distribution of $132,000 (which will be paid in the fourth quarter), $122,000 ($12.19 per unit) to the limited partners and $10,000 to the general partners. The distributions paid in the third quarter included $466,000 of net proceeds from the sale of University City, Missouri property.

         The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 2000, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

         Results of Operations

         The Registrant's net income increased by $29,000 for the nine months ended September 30, 2000, as compared to the comparable period in 1999, due to a decrease in expenses of $29,000 while total income remained constant.

         Total income remained constant as the decreases in income on leases accounted for under the financing method of $41,000 and rental income of $83,000 were substantially offset by the gain from the sale of the University City, Missouri property of $122,000. Rental income decreased due to the 1999 expiration of the Walgreen Co. lease at the University City property, which was partially offset by increases in rental income and percentage rental income.

         Expenses declined by $29,000 primarily due to decreases in interest expense of $31,000 and in depreciation and amortization expenses of $20,000. Interest expense declined due to the satisfaction of the mortgage notes encumbering the Batavia, New York and Hurst, Texas properties in August 1999 and September 2000, respectively, and the amortization of mortgage principal balances. Depreciation and amortization expenses decreased primarily due to certain assets becoming fully depreciated. Partially offsetting these decreases was an increase in general and administrative expenses of $20,000, primarily due to an increase in legal fees.

                                     8 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2000

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended September 30, 2000.

                                     9 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2000

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

                       WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                       BY:     ONE WINTHROP PROPERTIES, INC.
                               Managing General Partner

                               BY:       /s/ Michael L. Ashner
                                        ---------------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer and Director

                               BY:       /s/ Thomas C. Staples
                                        ---------------------------------------
                                        Thomas C. Staples
                                        Chief Financial Officer



                                        Dated:     October 24, 2000



                                    10 of 12

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2000

EXHIBIT INDEX

         Exhibit                                                    Page No.

27.      Financial Data Schedule                                        -

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                     12


                                    11 of 12