Form 10KSB
period 2000-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2001-04-02
CIK 277886

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2000           Commission File No.    0-9224
                   -----------------                                  ------

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Massachusetts                                         04-2654152
-------------------------------                            -----------------
     (State or other jurisdiction of                       (I.R.S.  Employer
     incorporation or organization)                        Identification No.)

5 Cambridge Center, Cambridge, Massachusetts           02142
--------------------------------------------         ---------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Registrant's revenues for its most recent fiscal year were $1,212,000.

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

         The Partnership originally invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $60,000 that were originally set aside as reserves, in ten real properties. The Partnership has sold three of these properties. See Item 2, "Description of Properties" for a description of Registrant's remaining properties. The funds set aside in reserves were invested in money market instruments and applied, over time, to repairs, improvements and other items associated with Partnership's obligations in respect of the Properties. The reserve balance as of December 31, 2000 net of accounts payable, accrued expenses and distributions payable to Partners was approximately $873,000. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 6% of their adjusted capital contributions on a cumulative basis, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. See "Item 7 Financial Statements, Note 2." Distributions of sale proceeds will be made as a return of capital until investors have received a return of their original capital contribution. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to investors until they have received their $1,000 per unit capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. At December 31, 2000, Limited Partners had received a return of capital equal to $193.11.

Property Matters

         Creative Paint & Wallpaper, Inc. and B&G, Inc. dba Splash Pools & Spas, fka Handy Dan Hurst, TX. Creative Paint & Wallpaper, Inc. recently exercised its option to extend the lease term to January 31, 2008, while B&G, Inc. recently elected to extend the term to January 31, 2006.

         Frank's Nursery Sales, Inc. Hillside, Illinois. Frank's Nursery Sales, Inc. recently filed for protection under Chapter 11 of the United States Bankruptcy Code. If the tenant elects to reject its lease, the lease will be terminated and the Partnership will become responsible for all costs associated with the property. If the lease is rejected, the Partnership will seek to re-tenant or sell the property.

         Walgreen Co., University City, Missouri. On May 13, 1998, the tenant at this property, Walgreen Co. ("Walgreens"), exercised their right to cancel the lease effective February 28, 1999. Walgreens, however, requested that they remain as a holdover tenant for a period of three months at increased monthly rent of $18,550. The extension expired on May 31, 1999, was not extended and Walgreens vacated the property. On February 19, 1999, the Partnership entered into a Purchase Agreement to sell this property to an unaffiliated third party for $600,000. However, upon completion of its due diligence review the Purchaser elected not to consummate the sale. After continuing to market the property for sale, the Partnership entered into a new purchase agreement on February 14, 2000 with an unaffiliated third party to sell the Property for $525,000. On June 9, 2000, the Partnership consummated this sale for a net price of $466,000. The Partnership realized a gain on sale of approximately $122,000.

         Toys "R" US, Fort Worth and San Antonio, Texas. In May 1999, Toys "R" Us notified the Partnership that they elected to exercise their options to extend their leases for five additional years commencing August 1, 2000 on the properties located in Fort Worth and San Antonio, Texas, at the same annual rent.

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

         Wal-Mart, Mexia, TX. On October 29, 1999, the Partnership received a notice from Walmart Stores that it has elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. However, in September 2000, Walmart Stores extended their lease for six more months, at double the then current rental rate. Accordingly, the lease will now expire on April 30, 2001. The Partnership is currently seeking a replacement tenant for this property as well as marketing the property for sale.

Employees
---------

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it, including affiliates of the General Partners.

Item 2.  Description of Properties.
------   -------------------------

         A description of the Partnership's properties at February 1, 2000 is as follows. All of Registrant's remaining properties are owned in fee.



                                                 Date of      Total Cost of   Original Portfolio   Size Building/
Tenant/Location                                 Purchase     the Property(1)     Percentage(2)     Land Sq. Ft.
J.C. Penney  Batavia, NY                         8/1/79          $ 1,092,598         8            38,720/ 38,720

Toys "R" Us San Antonio, TX                      1/25/80         $ 1,987,366        14.6          45,000/195,970

Toys "R" Us Fort Worth, TX                       1/25/80         $ 1,873,532        13.7          45,000/185,105

Frank's Nursery Sales, Inc. Hillside, IL         1/30/80         $   706,008         5.2          14,920/122,000

Lucky Stores, Inc. Cedar Rapids, IA(3)           6/ 2/80         $ 1,522,908        11.2          36,856/133,110

Creative Paint & Wallpaper, Inc. and B&G,        6/10/80         $ 1,636,061        12.1          36,000/180,000
Inc. dba  Splash Pools & Spas, fka Handy
Dan Hurst, TX (4)

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

         The Partnership owns the fee interest in each of these properties. One of the properties is subject to a first mortgage securing indebtedness which was incurred or assumed by the Partnership in connection with the acquisition. See "Item 7, Financial Statements, Note - 6" for information relating to the mortgages encumbering the Partnership's properties. All of the properties are commercial in nature. Each of the Properties is net leased to a single tenant unaffiliated with the Partnership (with the sole exception of the Hurst, Texas property which is now leased to two tenants, Floors, Inc. and B&G, Inc.). Each of the tenants, other than Creative Paint and Wallpaper, Inc. and B&G, Inc., is a public company or a subsidiary of a public company.

         The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The San Antonio, Fort Worth, Hillside, Cedar Rapids and Mexia Properties are triple net leased to the tenants. As a result, the Partnership has no responsibility for any maintenance, repairs or improvements associated with the Properties. In addition, the tenants at these properties are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that each of the properties are adequately insured. As indicated above, the tenant at the Hillside Property recently filed for protection under Chapter 11 of the United Sates Bankruptcy Code. If the tenant elects to reject its lease, the Partnership will become responsible for all costs associated with the Property. Further, the lease at the Mexia Property is scheduled to expire on April 30, 2001. Upon such expiration, the Partnership will become responsible for such costs. With respect to the lease with J.C. Penney Co., Inc., Batavia, NY, the Partnership is responsible for all structural and exterior repairs, carrying insurance, paying all real estate taxes up to a specified maximum amount, repainting, varnishing or otherwise redecorating certain exterior portions of the building every three years and paying certain common facility maintenance charges up to a fixed amount. The Partnership spent $1,384 and $26,245 for roof and HVAC repairs at this property in 2000 and 1999, respectively. With respect to the leases with Creative Paint & Wallpaper and B&G, Inc., Hurst, TX, the Partnership is responsible for structural maintenance of the premises. The Partnership spent $4,186 in 2000 for these items. Under both leases at this Property, the Partnership is required to administer the payment of real estate taxes and to procure and maintain insurance for the Property. The Partnership is fully reimbursed for real estate taxes and for annual insurance premiums.

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

         Tenants with 2000 rental payments of 10% or more of the Partnership's total rental revenue are as follows: Toys "R" Us, Inc., San Antonio, Texas, 21%, Toys "R" Us, Inc., Ft. Worth, Texas, 20%; and Wal-Mart, Mexia, Texas 19%.

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2000 annual base rent for the leases at the properties:



Tenant Property/Location           Business of Tenant     Lease Expiration  Renewal Options(1)   2000 Annual Rent
------------------------           ----------- ------     ----- ----------  ------------------   ----------------

J.C. Penney Batavia, NY            Retail Dept. Store           8/31/04            4 - 5Yr.          $116,160

Toys "R" Us  San Antonio, TX       Toy Store                  7/31/2005            5 - 5Yr.          $262,532

Toys "R" Us Fort Worth, TX         Toy Store                  7/31/2005            5 - 5Yr.          $247,569

Frank's Nursery Sales, Inc.        Nursery and Crafts        12/31/2004            2 - 5Yr.          $ 67,000
Hillside, IL

Lucky Stores, Inc.  Cedar          Graphic Arts                6/2/2005            5 - 5Yr.          $117,200
Rapids, IA(2)

Creative Paint & Wallpaper, Inc.   Paint & Wallpaper          1/31/2008            1 - 7Yr.          $184,280
and B&G, Inc. dba Splash Pools &   Store and Bath & Spa       1/31/2006(6)
Spas, fka Handy Dan Hurst, TX(3)   Store

Wal-Mart Stores  Mexia, TX         Dept. Store                4/30/2001            5 - 5Yr.(4)       $111,206(5)

-------------------------

(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2) During 1999, Lucky Stores, Inc. exercised its option to sublet the premises to Graphics Division of Rockwell Collins International, an avionics and defense communications company. The sublease is for a three-year term with two three-year options to renew. Lucky Stores remains liable for all obligations under its lease agreement.
(3) Due to default and bankruptcy of prior tenant Channel Homes, fka Handy Dan, new leases with two new tenants were entered into as of February 1, 1991 for this property. In 1995, Creative Paint & Wallpaper, Inc. sublet its space to Floors, Inc.
(4) Tenant has notified the Partnership that it will not be renewing its lease at the expiration of the current term.
(5)     An additional percentage rent of $103,561 was paid in 2000.
(6) Creative Paint & Wallpaper, Inc. has exercised its option to extend the lease term to January 31, 2008, while B&G, Inc. has elected to extend the term to January 31, 2006.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2000:


                          Gross
                         Carrying           Accumulated                                             Federal
Property                 Value(1)         Depreciation(1)         Rate            Method          Tax Basis
--------                 --------         ---------------         ----            ------          ---------

Batavia, NY             $1,092,598          $ 817,522             7/40 yr.           S/L           $ 275,076

San Antonio, TX          1,063,730             13,677               10 yr.           S/L           1,087,864

Fort Worth, TX             850,513             15,149               10 yr.           S/L             837,554

Hillside, IL               261,223                  -                -               -               306,431

Cedar Rapids, IA         1,522,908          1,003,244             7/40 yr.           S/L             519,664

Hurst, TX                1,551,060            162,670             7/40 yr.           S/L             756,754

Mexia, TX                  391,066              5,214               10 yr.           S/L             265,597



(1)     As accounted for under Statement of Financial Accounting Standards No.
        13

Item 3.  Legal Proceedings.
------   -----------------

          The Partnership is not a party, nor are any of its properties, subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

         There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 1, 2001, there were 636 holders of 10,005 outstanding
Units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 2000 and 1999, Registrant made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                                Amount of
  Distribution with Respect                   Distribution
       to Quarter Ended                          Per Unit
       ----------------                          --------
                                          2000             1999
                                          ----             ----

March 31                                 $12.80            $24.22
June 30                                   58.65             16.67
September 30                              12.10             14.00
December 31                               12.10             13.92

         On October 26, 1999, an affiliate of the General Partner commenced a tender offer to purchase up to 3,305 of the outstanding units of limited partnership interest in the Partnership for a purchase price of $500 per Unit, pursuant to the terms and conditions of an Offer to Purchase dated October 26, 1999. Upon expiration of the offer, the affiliate of the General Partner acquired 2,114.58 Units (21.14%). In addition, affiliates of the General Partner own an additional 209.67 units. As a result, affiliates of the General Partner own a total of 2,324.25 units representing approximately 23.18% of the total outstanding Units.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General

Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6.  Management's Discussion and Analysis or Plan of Operations.
------   ----------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

         The Partnership's remaining seven properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between a few months and approximately seven years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. On June 9, 2000, the Partnership sold the vacant University City, Missouri property to an unaffiliated third party for $466,000 (net of closing costs of $47,000). The Partnership realized a gain of approximately $122,000. On May 13, 1999 Toys "R" Us, Inc. exercised lease extensions for an additional five years on both locations effective August 1, 2000, at the then current rental rate. Accordingly, these leases will now expire on July 31, 2005. These leases were previously accounted for utilizing the financing method of accounting for leases, however, the lease extensions did not meet the criteria to be classified as leases under the financing method and therefore were recorded as leases under the operating method. On October 29, 1999, the Partnership received a notice from Walmart Stores that it had elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. In September 2000, Walmart Stores extended their lease for six months, at double the then current rental rate. Accordingly, the lease will now expire on April 30, 2001. If the Partnership cannot sell the property or find a new tenant prior to such date, the Partnership will be responsible for all costs associated with the property. On March 20, 2000, Lucky Stores, Inc. exercised the first renewal option to extend its lease to June 30, 2005 on the Cedar Rapids, Iowa property, at the then current rental rate. Creative Paint & Wallpaper, Inc. and B&G, Inc., the tenants at the Hurst, Texas property, which had leases that expired January 31, 2001, extended their leases for seven and five years respectively, at slightly higher annual rental rates.

         The tenant at the Partnership's Hillside, Illinois property, Frank's Nursery Sales, Inc., recently filed for protection under Chapter 11 of the United States Bankruptcy Code. If the tenant elects to reject its lease, the lease will be terminated and the Partnership will become responsible for all costs associated with the property. If the lease is rejected, the Partnership will seek to re-tenant or sell the property. This tenant represented approximately 6% of rental revenue during 2000.

         The level of liquidity based on cash and cash equivalents experienced a $242,000 decrease at December 31, 2000, as compared to December 31, 1999. The Partnership's $837,000 of cash provided by operating activities, $466,000 of net proceeds from the sale of the University City, Missouri property and $221,000 of lease payments received under financing leases (net of interest income) were more than offset by $1,766,000 of cash used in financing activities. Financing activities consisted of $561,000 for the repayment of a mortgage note which was called by the lender, $186,000 of mortgage principal payments, and $1,019,000 of partner distributions. At December 31, 2000, the Partnership had approximately $1,033,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At December 31, 2000, the Partnership recorded an accrued distribution of $132,000, which consisted of distributions of $11,000 to the general partners and $121,000 ($12.09 per unit) to the limited partners. In addition, the Partnership made distributions of $867,000 during the year ended December 31, 2000, which consisted of distributions of $31,000 to the general partners and $836,000 ($83.56 per unit) to the limited partners. The distributions paid in the third quarter included $466,000 of net proceeds from the sale of the University City, Missouri property.

         The Partnership requires cash primarily to pay principal and interest on its mortgage indebtedness, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the year ended December 31, 2000, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

         During 2000, affiliates of the general partner acquired approximately 2% of the total limited partnership units. As a result of this purchase, the affiliates now own approximately 23% of the outstanding limited partnership units.

Results of Operations
---------------------

         The Registrant's net income increased by $121,000 for the year ended December 31, 2000, as compared to 1999, due to an increase in income of $88,000 and a decrease in expenses of $33,000.

         Income increased primarily due to the gain from the sale of the University City, Missouri property of $122,000 and an increase in rental income of $42,000 which were partially offset by a decrease in interest income on leases accounted for under the financing method of $78,000. The increase in rental income was primarily due to the reclassification of leases accounted for under the financing method to operating leases. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of this reclassification in addition to the amortization of the leases accounted for under the financing method.

         Expenses declined by $33,000 primarily due to decreases in interest expense of $53,000 which was partially offset by an increase in general and administrative expenses of $21,000. Interest expense declined due to the satisfaction of the mortgage notes encumbering the Batavia, New York and Hurst, Texas properties in August 1999 and September 2000, respectively, and the amortization of mortgage principal balances. General and administrative expenses primarily increased due to an increase in legal fees in connection with various Partnership matters.

Recently Issued Accounting Standards
------------------------------------
         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------
         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's remaining mortgage note payable at December 31, 2000 is at a fixed rate of interest.

Item 7.  Financial Statements
         --------------------

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     YEARS ENDED DECEMBER 31, 2000 and 1999
                     --------------------------------------

                                      INDEX
                                      -----

                                                                          Page
                                                                          ----

Independent Auditors' Report..............................................14

Financial Statements:

Balance Sheets as of December 31, 2000 and 1999...........................15

Statements of Income for the Years Ended
     December 31, 2000 and 1999...........................................16

Statements of Partners' Capital for the Years Ended
     December 31, 2000 and 1999...........................................17

Statements of Cash Flows for the Years Ended
     December 31, 2000 and 1999...........................................18

Notes to Financial Statements.............................................19

                          Independent Auditors' Report
                          ----------------------------

To the Partners
Winthrop Partners 79 Limited Partnership


We have audited the accompanying balance sheets of Winthrop Partners 79 Limited Partnership (a Massachusetts limited partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 79 Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                 /s/ Imowitz Koenig & Co., LLP

New York, New York
January 31, 2001

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                                 BALANCE SHEETS
                                 --------------
                        (In Thousands, Except Unit Data)


                                                                              DECEMBER 31,
                                                              ---------------------------------------------

                                                                      2000                    1999
                                                              ---------------------    --------------------
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,017 (2000) and $1,939 (1999)                         $              4,716     $             3,711
Accounted for under the operating method,
      and held for sale, net of accumulated
      depreciation of $557                                                       -                     344
Accounted for under the financing method                                       237                   1,542
                                                              ---------------------    --------------------

                                                                             4,953                   5,597

Other Assets:

Cash and cash equivalents                                                    1,033                   1,275
Other assets                                                                   127                     113
                                                              ---------------------    --------------------

         Total Assets                                         $              6,113     $             6,985
                                                              =====================    ====================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage notes payable                                        $                106     $               853
Accounts payable and accrued expenses                                           28                      22
Distributions payable to partners                                              132                     152
                                                              ---------------------    --------------------

         Total Liabilities                                                     266                   1,027
                                                              ---------------------    --------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized,
   issued and outstanding - 10,005 Units                                     5,935                   6,075
General Partners Deficit                                                       (88)                   (117)
                                                              ---------------------    --------------------

         Total Partners' Capital                                             5,847                   5,958
                                                              ---------------------    --------------------

         Total Liabilities and Partners' Capital              $              6,113     $             6,985
                                                              =====================    ====================



                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                              STATEMENTS OF INCOME
                              --------------------
                        (In Thousands, Except Unit Data)


                                                                              YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                            2000                    1999
                                                                    ---------------------    --------------------
Income:
Rental income from real estate leases accounted
      for under the operating method                                $                892     $               850
Interest on short-term investments                                                    82                      76
Interest income on real estate leases accounted
      for under the financing method                                                 116                     194
Gain on sale of property                                                             122                       -
Other income                                                                           -                       4
                                                                    ---------------------    --------------------

         Total income                                                              1,212                   1,124
                                                                    ---------------------    --------------------

Expenses:
Operating                                                                             49                      53
Interest                                                                              79                     132
Depreciation and amortization                                                         88                      83
Management fees                                                                       18                      20
General and administrative                                                            90                      69
                                                                    ---------------------    --------------------
         Total expenses                                                              324                     357
                                                                    ---------------------    --------------------
Net income                                                          $                888     $               767
                                                                    =====================    ====================
Net income allocated to general partners                            $                 71     $                61
                                                                    =====================    ====================
Net income allocated to limited partners                            $                817     $               706
                                                                    =====================    ====================
Net income per Unit of Limited Partnership Interest                 $              81.66     $             70.56
                                                                    =====================    ====================
Distributions per Unit of Limited Partnership Interest              $              95.65     $             68.77
                                                                    =====================    ====================





                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------
                        (In Thousands, Except Unit Data)


                                              Units of
                                               Limited             General              Limited                Total
                                             Partnership          Partners'            Partners'            Partners'
                                              Interest             Deficit              Capital              Capital
                                          ------------------  -------------------  ------------------   -------------------

Balance - January 1, 1999                            10,005   $              (29)  $           6,057    $            6,028

    Net income                                                                61                 706                   767
    Distributions                                                           (149)               (688)                 (837)
                                          ------------------  -------------------  ------------------   -------------------

Balance - December 31, 1999                          10,005                 (117)              6,075                 5,958

    Net income                                                                71                 817                   888
    Distributions                                                            (42)               (957)                 (999)
                                          ------------------  -------------------  ------------------   -------------------

Balance - December 31, 2000                          10,005   $              (88)  $           5,935    $            5,847
                                          ==================  ===================  ==================   ===================




                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (In Thousands)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                              --------------------------------
                                                                                    2000             1999
                                                                              ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $       888        $       767
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                     78                 65
      Amortization                                                                      9                 18
      Gain on sale of property                                                       (122)                 -

Changes in assets and liabilities:
      Increase in other assets                                                        (23)               (37)
      Increase (decrease) in accounts payable and
           accrued expenses                                                             6                 (1)
                                                                              ------------       ------------

      Net cash provided by operating activities                                       836                812
                                                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                   222                308
      Net proceeds from sale of property                                              466                  -
                                                                              ------------       ------------

      Cash provided by investing activities                                           688                308
                                                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Repayment of mortgage note                                                     (561)              (376)
      Principal payments on mortgage notes                                           (186)              (330)
      Cash distributions                                                           (1,019)              (852)
                                                                              ------------       ------------
      Cash used in financing activities                                            (1,766)            (1,558)
                                                                              ------------       ------------
Net decrease in cash and cash equivalents                                            (242)              (438)

Cash and Cash Equivalents, Beginning of Year                                        1,275              1,713
                                                                              ------------       ------------
Cash and Cash Equivalents, End of Year                                        $     1,033        $     1,275
                                                                              ============       ============
Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                  $        79        $       134
                                                                              ============       ============
Supplemental Disclosure of Non-cash Financing
      Activities -
Distributions accrued to partners                                             $       132        $       152
                                                                              ============       ============


                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     Winthrop Partners 79 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases seven properties, four of which are located in Texas and one each in Iowa, Illinois and New York. The properties are leased to one or more tenants pursuant to net or modified net lease agreements.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates that are particularly susceptible to change relate to the Partnership's estimate of the fair value of real estate. Actual results could differ from those estimates.

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

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Percentage Rent
     ---------------

     The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents are recorded when earned. For the years ended December 31, 2000 and 1999, the Partnership received percentage rent totaling approximately $105,000 and $177,000, respectively.

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

     Deferred Costs
     --------------

     At December 31, 2000 and 1999, deferred leasing costs of $92,000 are included in other assets in the accompanying balance sheet. The deferred leasing costs are being amortized on a straight-line basis over the term of the respective lease agreement. At December 31, 2000 and 1999, accumulated amortization totaled $91,000 and $82,000, respectively.

     Cash and Cash Equivalents
     -------------------------

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Distributions to Partners
     -------------------------

     The Partnership's distributions (paid or accrued) aggregated $957,000 ($95.65 per unit) and $688,000 ($68.77 per unit) to its limited partners for the years ended December 31, 2000 and 1999, respectively. The cash distribution due partners for the years ended December 31, 2000 and 1999 is recorded in the accompanying financial statements as a liability and a reduction of partner's capital.

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

     Segment Reporting
     -----------------
     The Partnership has one reportable segment, net leased commercial real estate. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Recently Issued Accounting Standards
     ------------------------------------

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     One Winthrop Properties, Inc. ("One Winthrop") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 2000 and 1999, Winthrop Management earned $18,000 and $20,000, respectively, for managing the properties of the Partnership.

     As provided in the partnership agreement, the general partners are entitled to 8% of Cash Available for Distribution (as defined in the partnership agreement), subordinated to a cumulative priority quarterly distribution to the limited partners. The general partners may also be entitled to a percentage of sale or refinancing proceeds (as defined in the partnership agreement) which are subordinated to certain priority distributions to the limited partners. Such distributions aggregated $149,000 for the year ended December 31, 1999, which included previously unpaid distributions that were subordinated to a cumulative priority distribution to the limited partners in accordance with the partnership agreement. Profits or losses are allocated 8% to the general partners and 92% to the limited partners.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


2.   TRANSACTIONS WITH RELATED PARTIES (Continued)
     ---------------------------------------------

     During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

     During 1999, an affiliate of the general partner acquired for a purchase price of $500 per unit approximately 21% of the total limited partnership units of the Partnership (2,114.58 units). During 2000, affiliates purchased an additional 2% of the total limited partnership units. As a result of these purchases, the affiliates own approximately 23% of the outstanding limited partnership units.

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD
     ---------------------------------------------------------------------

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:



                                                                      December 31,
                                                  -----------------------------------------------------
                                                          2000                           1999
                                                  ----------------------         ----------------------
      Land                                        $           3,141,000          $           3,303,000
      Commercial buildings                                    3,592,000                      3,248,000
      Accumulated depreciation                               (2,017,000)                    (2,496,000)
                                                  ------------------------       ------------------------
                                                  $           4,716,000          $           4,055,000
                                                  ======================         ======================


     In March 2000, the tenant at the Cedar Rapids, Iowa property exercised the option to extend its lease for five years at the then current rental rate, through June 2005.

     As of December 31, 2000 and 1999, properties (and related operating leases) with a carrying value of $261,000 and $2,886,000, respectively, were pledged to collateralize the payment of mortgage notes payable.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


3. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD (Continued)
     ---------------------------------------------------------------------------

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

                           2001..................$    969,000
                           2002..................     971,000
                           2003..................     971,000
                           2004..................     932,000
                           2005..................     559,000
                           Thereafter............     220,000
                                                 ------------
                           Total.................$  4,622,000
                                                 ============

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD
     ---------------------------------------------------------------------

     Real estate leased to others, accounted for under the financing method, is summarized as follows:

                                                      December 31,
                                         ------------------------------------
                                             2000                 1999
                                         -----------------  -----------------
      Minimum lease payments receivable  $        169,000   $      2,250,000
      Unguaranteed residual value                 133,000          1,316,000
                                         -----------------  -----------------
                                                  302,000          3,566,000
      Less:  Unearned income                      (65,000)        (2,024,000)
                                         ------------------ ------------------
                                         $        237,000   $      1,542,000
                                         =================  =================

     The leases with Toys `R' Us for the Partnership's properties located in San Antonio and Fort Worth, Texas expired on July 31, 2000. Both leases were renewed for five years at the then current rental rates through July 2005. These leases were previously accounted for utilizing the financing method of accounting for leases, however, the lease extensions did not meet the criteria to be classified as leases under the financing method and were therefore reclassified to leases under the operating method.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD
     ----------------------------------------------------------------------
    (Continued)
    -----------
     In September 2000, Walmart stores, which occupies the Partnership's Mexia, Texas property extended their lease for six months at double the then current rental rate, through April 30, 2001. Walmart stores had previously elected not to exercise its option to renew its lease on this property which expired on October 31, 2000. This lease was also reclassified from a financing lease to an operating lease at the beginning of this extended period.

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the financing leases:

                           2001..........................$    42,000
                           2002..........................     42,000
                           2003..........................     42,000
                           2004..........................     43,000
                                                         -----------

                           Total.........................$   169,000
                                                         ===========

5.   SIGNIFICANT TENANTS
     -------------------

     For the years ended December 31, 2000 and 1999 approximately 77% and 78% of revenue from rental operations was from five and six tenants, respectively.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


6.   MORTGAGE NOTES PAYABLE
     ----------------------

     The mortgage notes payable by the Partnership are summarized as follows:


                                                                                                    December 31,
                                                                                        --------------------------------------
                                                                                               2000               1999
                                                                                        -----------------  -------------------
     10.115% mortgage note, due in monthly installments of $2,730 for principal
     and interest, maturing on December 1, 2004                                         $     106,000      $     127,000

     12% mortgage note, required monthly installments of $12,618 for principal
     and interest. The note was satisfied at its maturity on July 1, 2000                         -               73,000

     12% mortgage note, required monthly installments of $11,892 for principal
     and interest.  The note was satisfied at its maturity on July 1, 2000                        -               69,000

     10.25% mortgage note, required monthly installments of $7,622 for principal and interest and was to mature on July 1, 2010.  Mortgage was satisfied on
     August 31, 2000 when it was called by the lender                                             -              584,000
                                                                                        --------------------------------------

                                                                                        $     106,000      $     853,000
                                                                                        ======================================


     As of December 31, 2000 principal payments are required as follows:

                           2001.........................................................$           23,000
                           2002.........................................................            26,000
                           2003.........................................................            28,000
                           2004.........................................................            29,000
                                                                                        ------------------

                           Total........................................................$          106,000
                                                                                        ==================

7.   SALE OF PROPERTY
     ----------------

     On June 9, 2000, the Partnership sold the University City, Missouri property to an unaffiliated third party for $466,000 (net of closing costs of $47,000), resulting in a gain of $122,000 for financial reporting purposes. The net proceeds of $466,000 ($46.58 per unit) were distributed to the limited partners during the third quarter of 2000.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments. The carrying amount of the Partnership's mortgage notes based on the borrowing rates available to the Partnership for mortgage notes with similar terms, was approximately $111,000 and $937,000 at December 31, 2000 and 1999, respectively.

9.   TAXABLE INCOME
     --------------

     The Partnership's taxable income for 2000 and 1999 differs from net income for financial reporting purposes as follows:


                                                                                 2000              1999
                                                                          -----------------    ---------------
Net income for financial reporting purposes                               $       888,000      $      767,000
     Plus:     Minimum lease payments received, net of
               interest income earned, on leases accounted
                for under the financing method                                    222,000             308,000
               Gain on sale of property                                            13,000                  --
     Minus:    Depreciation on leases accounted for under
                financing method and tax depreciation
                adjustment                                                       (34,000)            (143,000)
                                                                          ---------------      --------------
Taxable income                                                            $     1,089,000      $      932,000
                                                                          ===============      ==============
Taxable income per Unit of Limited Partnership Interest                   $        100.17      $        85.68
                                                                          ===============      ==============


Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.
------   -------------------------------------------------------------------

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2000 and 1999 audits of the Partnership's financial statements.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
------   --------------------------------------------------------------
         Compliance With Section 16(a) of the Exchange Act.
         --------------------------------------------------

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2001, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:


                                     Position Held with the                         Has Served as a Director or
Name                                 Managing General Partner                       Officer Since
----                                 ------------------------                       ---------------------------
Michael L. Ashner                    Chief Executive Officer and Director           1-96

Thomas C. Staples                    Chief Financial Officer                        1-99

Peter Braverman                      Executive Vice President and Director          1-96

Carolyn Tiffany                      Chief Operating Officer and Clerk              10-95



         Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 45, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 49, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

         (a)  Security Ownership of Certain Beneficial Owners.
              -----------------------------------------------

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2001 except Quadrangle Associates I L.L.C., an affiliate of the Managing General Partner, which owns 2,319.25 Units (23.18%), substantially all or which were acquired pursuant to its tender offer commenced October 26, 1999. The principal office of Quadrangle Associates I L.L.C. is located at 5 Cambridge Center, Cambridge, Massachusetts 02142.

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

         (b)  Security Ownership of Management.
              --------------------------------

         At March 1, 2001, the partners of WFA and the officers, directors and the general partner of the General Partners owned as a group 5 Units representing less than 1% of the total number of Units outstanding.

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

         Affiliates of the General Partner own, as a group, a total of 2,324.24 Units as of March 1, 2001, representing approximately 23.18% of the total outstanding Units.

         (c)  Changes in Control.
              ------------------

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.  Certain Relationship and Related Transactions.
-------   ---------------------------------------------

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. Pursuant to Section 4.1 of the Partnership Agreement, the General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the years ended December 31, 2000 and 1999, the Partnership paid or accrued Distributions from Cash Available from Distributions to the General Partner totaling approximately $42,000 and $149,000, respectively.

         During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

         WFC Realty Co., Inc. owns five limited partnership units and Quadrangle Associates I L.L.C. owns 2,319.25 units. Each of WFC Realty Co., Inc. and Quadrangle Associates I L.L.C. receives its proportionate share of Cash Available for Distribution, pursuant to Section 4.1 of the Partnership Agreement.

         Pursuant to Section 5.3A (iii) of the Partnership Agreement, Winthrop Management, LLC receives a Property Management fee equal to 1.5% of cash receipts in excess of cash expenditures other than expenditures for the management fee, debt service payments and capital improvements. For the years ended December 31, 2000 and 1999, Winthrop Management, LLC earned approximately $18,000 and $20,000, respectively, for managing the real properties of the Partnership

Item 13.   Exhibits and Reports on Form 8-K.
-------    --------------------------------

  (a)  Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)    Reports on Form 8-K

             None

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2001.

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


Signature/Name                              Title                               Date
--------------                              -----                               ----

/s/ Michael Ashner                          Chief Executive Officer              March 29, 2001
------------------                          and Director
Michael Ashner


/s/ Thomas Staples                          Chief Financial Officer             March 29, 2001
------------------
Thomas Staples


                                INDEX TO EXHIBITS


              Exhibit                                                                                          Page
              -------                                                                                          ----
3             Amended and Restated Agreement of Limited Partnership of Winthrop Partners 79 Limited            (a)
              Partnership dated as of April 4, 1979

4(a)          See Exhibit 3

4(b) Documents which define the rights of holders of long-term debt of the Partnership are included in Exhibits 10(b), 10(h), 10(i),
              10(j), 10(k) and 10(l)

10(a)         Property Management Agreement between Winthrop Partners 79 Limited Partnership and WP            (b)
              Management Co., Inc. dated March 13, 1979

10(b)         Property Management Subcontract between WP Management Co., Inc. dated August 1, 1979             (b)

10(c)         Turnkey Agreement between McWethy Development Corporation and Winthrop Financial Co., Inc.       (b)
              dated December 7, 1978 and related Conforming Documents dated December 7, 1978, letter from
              Winthrop Financial Co., Inc. dated December 7, 1978, and letter from Messrs. Dibble Koff
              Lane Stern & Stern dated January 12, 1979

10(d)         Contract of Sale between Hayden Cutler and Winthrop Financial Co., Inc. dated March 22, 1979     (b)

10(e)         Property Management Subcontract between WP Management Co., Inc. and Winthrop/Dolben              (b)
              Management Co., Inc. dated as of August 1, 1979

10(f)          Amendment dated as of August 1, 1979 to Property Management Agreement between Winthrop          (b)
              Partners 79 Limited Partnership and WP Management Co., Inc.

10(g)          Documents relating to the J.C. Penney Company, Inc. property in Batavia, New York               (c)

10(h)         Documents relating to the Toys "R" Us, Inc. ("Toys") property in San Antonio, Texas              (d)
10(i)         Documents relating to the Toys property in Fort Worth, Texas                                     (d)

10(j)         Documents relating to the Frank's Nursery  Sales, Inc. property in Hillside, Illinois            (d)

10(k)         Documents relating to the Handy Dan Hardware, Inc. property in Hurst, Texas                      (d)





10(l)         Lease by and between the Partnership and Creative Paint and Wallpaper, Inc. dated January        (e)
              31, 1991

10(m)         Lease by and between the Partnership and B & G, Inc., d/b/a Splash Pools and Spas, dated         (e)
              January 17, 1991

10(n)         Agreement of Purchase and Sale between Lucky Stores, Inc. and Winthrop Financial Co., Inc.       (b)
              dated November 16, 1979

10(o)         Documents relating to the Wal-Mart Stores, Inc. property in Mexia, Texas                         (g)

16.           Letter from Arthur Andersen LLP dated September  19, 1996.

99.           Supplementary Information required pursuant to Section 9.4 of the Partnership Agreement           36


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

(h) Incorporated by reference to the Partnership's Current Report on Form 8-K dated September 23, 1996.

                                                                      EXHIBIT 99

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                                DECEMBER 31, 2000
                                -----------------

Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement (Unaudited)

1.   Statement of Cash Available for Distribution:



                                                                              Year Ended          Three Months Ended
                                                                           December 31, 2000      December 31, 2000
                                                                        ---------------------- ------------------------
      Net Income                                                           $        888,000     $        223,000
      Add:    Depreciation and amortization charged to income not
              affecting cash available for distribution                              88,000               43,000
              Minimum lease payments received, net of interest
              income earned, on leases accounted for under the
              financing method                                                      222,000               11,000
              Net proceeds from sale of property                                    466,000                    -
              Cash from Reserves                                                    204,000                    -
      Less:   Mortgage principal payments                                          (747,000)              (7,000)
              Gain on sale of property                                             (122,000)                   -
              Cash to reserves                                                             -            (138,000)
                                                                           ------------------   ------------------

      Cash Available for Distribution                                      $        999,000     $        132,000
                                                                           =================    =================
      Distributions allocated to General Partners                          $         42,000     $         11,000
                                                                           =================    =================
      Distributions allocated to Limited Partners                          $        957,000     $        121,000
                                                                           =================    =================


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates during the three months ended December 31, 2000:


                   Entity Receiving                                        Form of
                     Compensation                                       Compensation                           Amount
      --------------------------------------------   ----------------------------------------------------  ----------------

      Winthrop Management LLC                        Property Management Fees                                $   4,000

      WFC Realty Co., Inc.
      (Initial Limited Partner)                      Interest in Cash Available for Distribution             $      61

      One Winthrop Properties, Inc.
      (General Partner)                              Interest in Cash Available for Distribution             $   4,000

      Linnaeus - Hampshire Realty
      Limited Partnership
      (General Partner)                              Interest in Cash Available for Distribution             $   7,000
