Form 10-Q
period 2001-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2001-05-15
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9224

                    Winthrop Partners 79 Limited Partnership
        (Exact name of small business issuer as specified in its charter)


             Massachusetts                               04-2654152
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)

 Five Cambridge Center, Cambridge, MA                    02142-1493
----------------------------------------    ------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code  (617) 234-3000
                                                    -------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2001
                           --------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                        MARCH 31, 2001       DECEMBER 31,
                                                          (UNAUDITED)           2000
                                                            -------            -------
ASSETS
------
Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,052 (2001) and $2,017 (2000)                       $ 4,707            $ 4,716
Accounted for under the financing method                        231                237
                                                            -------            -------
                                                              4,938              4,953

Other Assets:

Cash and cash equivalents                                     1,391              1,033
Other assets                                                     10                127
                                                            -------            -------
         Total Assets                                       $ 6,339            $ 6,113
                                                            =======            =======

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:

Mortgage note payable                                       $   101            $   106
Accounts payable and accrued expenses                            20                 28
Distributions payable to partners                               132                132
                                                            -------            -------
         Total Liabilities                                      253                266
                                                            -------            -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                      6,155              5,935
General Partners' Deficit                                       (69)               (88)
                                                            -------            -------
         Total Partners' Capital                              6,086              5,847
                                                            -------            -------
         Total Liabilities and Partners' Capital            $ 6,339            $ 6,113
                                                            =======            =======


                       See notes to financial statements.

                                     2 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2001
                           --------------------------


STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,       MARCH 31,
                                                                   2001            2000
                                                                ------------   ------------
INCOME:

Rental income from real estate leases accounted
      for under the operating method                            $       419    $       256
Interest on short-term investments                                       16             18
Interest income on real estate leases accounted
      for under the financing method                                      5             43
                                                                ------------   ------------
         Total income                                                   440            317
                                                                ------------   ------------

EXPENSES:

Operating                                                                 8              8
Interest                                                                  3             22
Depreciation and amortization                                            36             13
Management fees                                                           7              6
General and administrative                                               15             19
                                                                ------------   ------------
         Total expenses                                                  69             68
                                                                ------------   ------------
Net income                                                      $       371    $       249
                                                                ============   ============
Net income allocated to general partners                        $        30    $        20
                                                                ============   ============
Net income allocated to limited partners                        $       341    $       229
                                                                ============   ============
Net income per Unit of Limited Partnership Interest             $     34.08    $     22.89
                                                                ============   ============
Distributions per Unit of Limited Partnership Interest          $     12.10    $     12.79
                                                                ============   ============



                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2001
                           --------------------------


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                        UNITS OF
                                         LIMITED           GENERAL            LIMITED              TOTAL
                                       PARTNERSHIP        PARTNERS'          PARTNERS'           PARTNERS'
                                        INTEREST           DEFICIT            CAPITAL             CAPITAL
                                     ----------------  -----------------  -----------------  ------------------


Balance - January 1, 2001                     10,005   $            (88)  $          5,935   $           5,847

    Net income                                                       30                341                 371

    Distributions                                                   (11)              (121)               (132)
                                     ----------------  -----------------  -----------------  ------------------

Balance - March 31, 2001                      10,005   $            (69)  $          6,155   $           6,086
                                     ================  =================  =================  ==================




                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2001
                           --------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)


                                                                                  FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,          MARCH 31,
                                                                                   2001                2000
                                                                               ---------------    --------------
Cash Flows From Operating Activities:

Net income                                                                     $          371     $         249
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                         35                11
      Amortization                                                                          1                 2
Changes in assets and liabilities:
      Decrease in other assets                                                            116                96
      (Decrease) increase in accounts payable
        and accrued expenses                                                               (8)                1
                                                                               ---------------    --------------


      Net cash provided by operating activities                                           515               359
                                                                               ---------------    --------------

Cash Flows From Investing Activities:

      Additions to building improvements                                                  (26)                -
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                         6                83
                                                                               ---------------    --------------

      Net cash (used in) provided by investing activities                                 (20)               83
                                                                               ---------------    --------------

Cash Flows From Financing Activities:

      Principal payments on mortgage notes                                                 (5)              (83)
      Cash distributions                                                                 (132)             (152)
                                                                               ---------------    --------------

      Cash used in financing activities                                                  (137)             (235)
                                                                               ---------------    --------------

Net increase in cash and cash equivalents                                                 358               207

Cash and cash equivalents, beginning of period                                          1,033             1,275
                                                                               ---------------    --------------

Cash and cash equivalents, end of period                                       $        1,391     $       1,482
                                                                               ===============    ==============

Supplemental Disclosure of Cash Flow Information:

      Cash paid for interest                                                   $            3     $          22
                                                                               ===============    ==============

Supplemental Disclosure of Non-Cash Financing Activities:

      Accrued Distribution to Partners                                         $          132     $         139
                                                                               ===============    ==============


                       See notes to financial statements.

                                     5 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2001
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.   GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.   RELATED PARTY TRANSACTIONS

     Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner totaled $7,000 and $6,000 for the three months ended March 31, 2001 and 2000, respectively.





                                     6 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2001
                           --------------------------



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

         Liquidity and Capital Resources
         -------------------------------

         The Partnership continues to hold an interest in seven properties, six of which are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately three and seven years, the seventh of which is vacant. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. On October 29, 1999, the Partnership received a notice from Walmart Stores that it had elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. In September 2000, Walmart Stores extended their lease for six months, at double the then current rental rate. The lease expired on April 30, 2001 and Walmart Stores vacated the premises. As of May 1, 2001, the Partnership is responsible for all costs associated with the property. The Partnership's present intention is to explore opportunities to either market the property for sale or re-lease the property to a new tenant. Walmart Stores represented approximately 18% of base rental revenue during the current period. Creative Paint & Wallpaper, Inc. and B&G, Inc., the tenants at the Hurst, Texas property, which had leases that expired January 31, 2001, extended their leases for seven and five years respectively, at slightly higher annual rental rates.

         In February 2001, the tenant at the Partnership's Hillside, Illinois property, Frank's Nursery Sales, Inc., filed for protection under Chapter 11 of the United States Bankruptcy Code. The Partnership has not yet received notification as to whether or not the tenant will reject or accept its lease, although the tenant has continued to make its monthly rental payments. If the tenant elects to reject its lease, the lease will be terminated and the Partnership will become responsible for all costs associated with the property. If the lease is rejected, the Partnership will seek to re-tenant or sell the property. This tenant represents approximately 5% of base rental revenue.

                                     7 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2001
                           --------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

         Liquidity and Capital Resources (Continued)
         -------------------------------------------

         The level of liquidity based on cash and cash equivalents experienced a $358,000 increase at March 31, 2001, as compared to December 31, 2000. The Partnership's $515,000 of net cash provided by operating activities was partially offset by $20,000 of net cash used in investing activities and $137,000 of cash used in financing activities. Investing activities consisted of $26,000 of additions to building improvements which was partially offset by $6,000 of lease payments received under a financing lease. Financing activities consisted of $5,000 of mortgage principal payments and $132,000 of partner distributions. At March 31, 2001, the Partnership had approximately $1,391,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At March 31, 2001, the Partnership recorded an accrued distribution of $132,000, which consisted of distributions of $11,000 to the general partners and $121,000 ($12.10 per unit) to the limited partners. In addition, the Partnership made distributions of $132,000 during the three months ended March 31, 2001, which consisted of distributions of $11,000 to the general partners and $121,000 ($12.10 per unit) to the limited partners.

         The Partnership requires cash primarily to pay principal and interest on its mortgage note, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the three months ended March 31, 2001, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

         Results of Operations
         ---------------------

         The Partnership's net income increased by $122,000 for the three months ended March 31, 2001 as compared to 2000 due to an increase in income of $123,000 and an increase in expenses of $1,000.

         Income increased due to an increase in rental income of $163,000 which was partially offset by a decrease in interest income on leases accounted for under the financing method of $38,000 and a decrease in interest income on short term investments of $2,000. The increase in rental income was primarily due to the reclassification of leases accounted for under the financing method to operating leases during 2000 and the increase in the Walmart rental rate. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of this reclassification.

                                     8 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2001
                           --------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

         Results of Operations (Continued)
         ---------------------------------

         Overall, expenses remained relatively constant between the comparable three month periods as decreases of $19,000 in interest expense and $4,000 in general and administrative expense was offset by an increase in depreciation and amortization expense of $23,000. Interest expense declined due to the satisfaction of the mortgage notes encumbering the Fort Worth, San Antonio and Hurst, Texas properties during 2000 and the amortization of the remaining mortgage principal balance. Depreciation expense increased as a result of the reclassification of leases accounted for under the financing method to operating leases. The remaining carrying values of the leases accounted for under the financing method that were converted to operating leases are being depreciated over the remaining estimated useful life of those assets.

         Recently Issued Accounting Standards
         ------------------------------------

         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Partnership's financial statements.

         Quantitative and Qualitative Disclosures of Market Risk
         -------------------------------------------------------

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's remaining mortgage note payable at March 31, 2001 is at a fixed rate of interest.

                                     9 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2001
                           --------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the period ended March 31, 2001.


                                    10 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2001
                           --------------------------


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



                                WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                BY: ONE WINTHROP PROPERTIES, INC.
                                    Managing General Partner

                                    BY: /s/ Michael L. Ashner
                                        --------------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer and Director

                                    BY: /s/ Thomas C. Staples
                                        --------------------------------------
                                        Thomas C. Staples
                                        Chief Financial Officer





                                                             Dated: May 14, 2001


                                    11 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2001
                           --------------------------



EXHIBIT INDEX


         Exhibit                                                    Page No.
         -------                                                    --------

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                     13




                                    12 of 13