Form 10QSB
period 2001-06-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2001-08-10
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9224

                    Winthrop Partners 79 Limited Partnership
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Massachusetts                               04-2654152
--------------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 7 Bulfinch Place, Suite 500, Boston MA                    02114-9507
--------------------------------------------------------------------------------
(Address of principal executive office)                    (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600

           Five Cambridge Center, 9th Floor, Cambridge, MA 02142-1493
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____





                                     1 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                    JUNE 30, 2001  DECEMBER 31,
                                                     (UNAUDITED)       2000
                                                     ----------    ------------

Assets

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,086 (2001) and $2,017 (2000)                $   4,738     $     4,716
Accounted for under the financing method                   226             237
                                                     ----------    ------------

                                                         4,964           4,953

Other Assets:

Cash and cash equivalents                                1,379           1,033
Other assets                                                73             127
                                                     ----------    ------------

         Total Assets                                $   6,416     $     6,113
                                                     ==========    ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage note payable                                 $     95     $       106
Accounts payable and accrued expenses                       30              28
Distributions payable to partners                          132             132
                                                     ----------    ------------

         Total Liabilities                                 257             266
                                                     ----------    ------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                 6,223           5,935
General Partners' Deficit                                  (64)            (88)
                                                     ----------    ------------

         Total Partners' Capital                         6,159           5,847
                                                     ----------    ------------

         Total Liabilities and Partners' Capital     $   6,416     $     6,113
                                                     ==========    ============





                       See notes to financial statements.

                                     2 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                            FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                               JUNE 30,      JUNE 30,     JUNE 30,       JUNE 30,
                                                                2001           2000        2001            2000
                                                              --------       --------    --------       ---------
INCOME:
Rental income from real estate leases accounted
      for under the operating method                          $   261        $   151     $   680         $   407
Interest on short-term investments                                 15             23          31              41
Interest income on real estate leases accounted
      for under the financing method                                5             41          10              84
Gain on sale of real estate                                         -            122           -             122
                                                              --------       --------    --------       ---------

         Total income                                             281            337         721             654
                                                              --------       --------    --------       ---------

EXPENSES:

Operating                                                           6             16          14              24
Interest                                                            2             19           5              41
Depreciation and amortization                                      34             14          70              27
Management fees                                                     4              4          11              10
General and administrative                                         30             38          45              57
                                                              --------       --------    --------       ---------

         Total expenses                                            76             91         145             159
                                                              --------       --------    --------       ---------

Net income                                                    $   205        $   246     $   576        $    495
                                                              ========       ========    ========       =========

Net income allocated to general partners                      $    16        $    20     $    46        $     40
                                                              ========       ========    ========       =========

Net income allocated to limited partners                      $   189        $   226     $   530        $    455
                                                              ========       ========    ========       =========

Net income per Unit of Limited Partnership Interest           $ 18.89        $ 22.59     $ 52.97        $  45.48
                                                              ========       ========    ========       =========

Distributions per Unit of Limited Partnership Interest        $ 12.10        $ 58.57     $ 24.20        $  71.36
                                                              ========       ========    ========       =========




                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                            UNITS OF
                                             LIMITED             GENERAL              LIMITED               TOTAL
                                           PARTNERSHIP          PARTNERS'            PARTNERS'            PARTNERS'
                                            INTEREST             DEFICIT              CAPITAL              CAPITAL
                                        ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2001                          10,005   $              (88)  $           5,935    $            5,847

    Net income                                                              46                 530                   576

    Distributions                                                          (22)               (242)                 (264)
                                        ------------------  -------------------  ------------------   -------------------

Balance - June 30, 2001                            10,005   $              (64)  $           6,223    $            6,159
                                        ==================  ===================  ==================   ===================

















                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

                                                                                    For The Six Months Ended
                                                                                   June 30,           June 30,
                                                                                     2001               2000
                                                                                ---------------    --------------
Cash Flows From Operating Activities:

Net income                                                                      $          576     $         495
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                          69                22
      Amortization                                                                           1                 5
      Gain on sale of property                                                               -              (122)
Changes in assets and liabilities:
      Decrease in other assets                                                              53                71
      Increase (decrease) in accounts payable
        and accrued expenses                                                                 2                (3)
                                                                                ---------------    --------------


      Net cash provided by operating activities                                            701               468
                                                                                ---------------    --------------

Cash Flows From Investing Activities:

      Additions to building improvements                                                   (91)                -
      Net proceeds from sale of property                                                     -               466
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                         11               167
                                                                                ---------------    --------------

      Net cash (used in) provided by investing activities                                  (80)              633
                                                                                ---------------    --------------

Cash Flows From Financing Activities:

      Principal payments on mortgage notes                                                 (11)             (168)
      Cash distributions                                                                  (264)             (291)
                                                                                ---------------    --------------

      Cash used in financing activities                                                   (275)             (459)
                                                                                ---------------    --------------

Net increase in cash and cash equivalents                                                  346               642

Cash and cash equivalents, beginning of period                                           1,033             1,275
                                                                                ---------------    --------------

Cash and cash equivalents, end of period                                        $        1,379     $       1,917
                                                                                ===============    ==============

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                    $            5     $          41
                                                                                ===============    ==============

Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued Distribution to Partners                                          $          132      $        597
                                                                                ===============    ==============


                       See notes to financial statements.

                                     5 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

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

         The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner totaled $11,000 and $10,000 for the six months ended June 30, 2001 and 2000, respectively.
















                                     6 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

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

         Liquidity and Capital Resources

         The Partnership continues to hold an interest in seven properties, six of which are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately three and seven years. The seventh property is vacant. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. On October 29, 1999, the Partnership received a notice from Walmart Stores that it had elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. In September 2000, Walmart Stores extended their lease for six months at double the then current rental rate. The lease expired on April 30, 2001 and Walmart Stores vacated the premises. As of May 1, 2001, the Partnership is responsible for all costs associated with the property. The Partnership is presently exploring opportunities to either market the property for sale or re-lease the property to a new tenant. Walmart Stores represented approximately 18% of base rental revenue. Creative Paint & Wallpaper, Inc. and B&G, Inc., the tenants at the Hurst, Texas property, which had leases that expired January 31, 2001, extended their leases for seven and five years respectively, at slightly higher annual rental rates.

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





                                     7 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

         Liquidity and Capital Resources (Continued)

         The level of liquidity based on cash and cash equivalents experienced a $346,000 increase at June 30, 2001, as compared to December 31, 2000. The Partnership's $701,000 of net cash provided by operating activities was partially offset by $80,000 of net cash used in investing activities and $275,000 of cash used in financing activities. Investing activities consisted of $91,000 of additions to building improvements which was partially offset by $11,000 of lease payments received under a financing lease. Financing activities consisted of $11,000 of mortgage principal payments and $264,000 of partner distributions. At June 30, 2001, the Partnership had approximately $1,379,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At June 30, 2001, the Partnership recorded an accrued distribution of $132,000, which consisted of distributions of $11,000 to the general partners and $121,000 ($12.10 per unit) to the limited partners. In addition, the Partnership paid distributions of $264,000 during the six months ended June 30, 2001, which consisted of distributions of $22,000 to the general partners and $242,000 ($24.20 per unit) to the limited partners.

         The Partnership requires cash primarily to pay principal and interest on its mortgage note, management fees, general and administrative expenses and operating expenses at the Mexia, Texas property. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the six months ended June 30, 2001, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

         Results of Operations

         The Partnership's net income increased by $81,000 for the six months ended June 30, 2001 as compared to 2000 due to an increase in income of $67,000 and a decrease in expenses of $14,000.

         Income increased due to an increase in rental income of $273,000 which was partially offset by a decrease in interest income on leases accounted for under the financing method of $74,000, and a decrease in interest income on short term investments of $10,000. In addition, the six months ended June 30, 2000 included a gain on sale of real estate of $122,000. The increase in rental income was primarily due to the reclassification of leases accounted for under the financing method to operating leases during 2000 and the increase in the Walmart rental rate. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of the reclassification.






                                     8 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

         Results of Operations (Continued)

         Expenses decreased due to a decrease in interest expense of $36,000, operating expenses of $10,000, and general and administrative expenses of $12,000 which were partially offset by an increase in depreciation and amortization expense of $43,000 and management fees of $1,000. Interest expense declined due to the satisfaction of the mortgage notes encumbering the Fort Worth, San Antonio and Hurst, Texas properties during 2000 and the amortization of the remaining mortgage principal balance. Depreciation expense increased as a result of the reclassification of leases accounted for under the financing method to operating leases. The remaining carrying values of the leases accounted for under the financing method that were converted to operating leases are being depreciated over the remaining useful life of those assets.

         Recently Issued Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Partnership's financial statements.

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Partnership's financial statements.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not affect the Partnership's financial statements.

         Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's remaining mortgage note payable at June 30, 2001 is at a fixed rate of interest.

                                     9 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

         99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended June 30, 2001.























                                    10 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


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


                                 WINTHROP PARTNERS 79 LIMITED PARTNERSHIP


                                 BY:  ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner



                                      BY:  /s/ Michael L. Ashner
                                          ----------------------
                                          Michael L. Ashner
                                          Chief Executive Officer and Director


                                      BY:  /s/ Thomas C. Staples
                                          ----------------------
                                          Thomas C. Staples
                                          Chief Financial Officer





                                          Dated: August 9, 2001
















                                    11 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


EXHIBIT INDEX


         Exhibit                                                    Page No.
         -------                                                    --------

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                     13





















                                    12 of 13