Form 10QSB
period 2001-09-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2001-11-13
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2001
                                                    -------------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___________ to ___________

                          Commission file number 0-9224

                    Winthrop Partners 79 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                 Massachusetts                                              04-2654152
              ----------------------------------------------------         ---------------------------------------------
                        (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
                         incorporation or organization)

                    7 Bulfinch Place, Suite 500, Boston MA                                  02114-9507
              ----------------------------------------------------         ---------------------------------------------
                    (Address of principal executive office)                                 (Zip Code)

                Registrant's telephone number, including area code     (617) 570-4600
                                                                   ------------------------------



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----   ----

                                     1 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS


(IN THOUSANDS, EXCEPT UNIT DATA)                              SEPTEMBER 30,
                                                                  2001                   DECEMBER 31,
                                                               (UNAUDITED)                  2000
                                                           ---------------------    ---------------------
ASSETS
------

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,121 (2001) and $2,017 (2000)                      $              4,703     $              4,716
Accounted for under the financing method                                    220                      237
                                                           ---------------------    ---------------------
                                                                          4,923                    4,953
Other Assets:

Cash and cash equivalents                                                 1,477                    1,033
Other assets                                                                 71                      127
                                                           ---------------------    ---------------------
         Total Assets                                      $              6,471     $              6,113
                                                           =====================    =====================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:

Mortgage note payable                                       $                89     $                106
Accounts payable and accrued expenses                                        27                       28
Distributions payable to partners                                           132                      132
                                                           ---------------------    ---------------------
         Total Liabilities                                                  248                      266
                                                           ---------------------    ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                                  6,281                    5,935
General Partners' Deficit                                                   (58)                     (88)
                                                           ---------------------    ---------------------
         Total Partners' Capital                                          6,223                    5,847
                                                           ---------------------    ---------------------
         Total Liabilities and Partners' Capital           $              6,471     $              6,113
                                                           =====================    =====================



                       See notes to financial statements.


                                    2 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                                 FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2001              2000             2001            2000
                                                            --------------     --------------    -------------   -------------
INCOME:

Rental income from real estate leases accounted
      for under the operating method                        $         243      $         209        $     923       $    616
Interest on short-term investments                                     12                 25               43             66
Interest income on real estate leases accounted
      for under the financing method                                    5                 23               15            107
Gain on sale of property                                                -                  -                -            122
                                                            --------------     --------------    -------------   ------------
          Total income                                                260                257              981            911
                                                            --------------     --------------    -------------   ------------
EXPENSES:

Operating                                                               4                 11               18             35
Interest                                                                2                 35                7             76
Depreciation and amortization                                          35                 18              105             45
Management fees                                                         3                  4               14             14
General and administrative                                             21                 19               66             76
                                                            --------------     --------------    -------------   ------------
          Total expenses                                               65                 87              210            246
                                                            --------------     --------------    -------------   ------------
Net income                                                  $         195      $         170        $     771       $    665
                                                            ==============     ==============    =============   ============
Net income allocated to general partners                    $          16      $          13        $      62       $     53
                                                            ==============     ==============    =============   ============
Net income allocated to limited partners                    $         179      $         157        $     709       $    612
                                                            ==============     ==============    =============   ============
Net income per Unit of Limited Partnership Interest         $       17.89      $       15.69        $   70.86       $  61.17
                                                            ==============     ==============    =============   ============
Distributions per Unit of Limited Partnership Interest      $       12.10      $       12.20        $   36.30       $  83.56
                                                            ==============     ==============    =============   ============





                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                    UNITS OF
                                     LIMITED        GENERAL         LIMITED          TOTAL
                                   PARTNERSHIP     PARTNERS'       PARTNERS'       PARTNERS'
                                    INTEREST        DEFICIT         CAPITAL         CAPITAL
                                    --------        -------         -------         -------
Balance - January 1, 2001            10,005         $   (88)        $ 5,935         $ 5,847

    Net income                                           62             709             771

    Distributions                                       (32)           (363)           (395)
                                    -------         -------         -------         -------

Balance - September 30, 2001         10,005         $   (58)        $ 6,281         $ 6,223
                                    =======         =======         =======         =======





















                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    -----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                              FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                                              2001                2000
                                                                       ---------------    ---------------------
Cash Flows From Operating Activities:

Net income                                                             $          771     $          665
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                104                 38
      Amortization                                                                  1                  7
      Gain on sale of property                                                      -               (122)
Changes in assets and liabilities:
      Decrease in other assets                                                     55                 76
      (Decrease) increase in accounts payable
        and accrued expenses                                                       (1)                 1
                                                                       ---------------    ---------------
      Net cash provided by operating activities                                   930                665
                                                                       ---------------    ---------------

Cash Flows From Investing Activities:

      Additions to building improvements                                          (91)                 -
      Net proceeds from sale of property                                            -                466
      Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                 17                211
                                                                       ---------------    ---------------
      Net cash (used in) provided by investing activities                         (74)               677
                                                                       ---------------    ---------------

Cash Flows From Financing Activities:

      Repayment of mortgage note                                                    -               (561)
      Principal payments on mortgage notes                                        (17)              (180)
      Cash distributions                                                         (395)              (888)
                                                                       ---------------    ---------------

      Cash used in financing activities                                          (412)            (1,629)
                                                                       ---------------    ---------------
Net increase (decrease)  in cash and cash equivalents                             444               (287)

Cash and cash equivalents, beginning of period                                  1,033              1,275
                                                                       ---------------    ---------------
Cash and cash equivalents, end of period                               $        1,477     $          988
                                                                       ===============    ===============
Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
      Cash paid for interest                                           $            7     $           76
                                                                       ===============    ===============
Supplemental Disclosure of Non-Cash Financing Activities:
---------------------------------------------------------
      Accrued distribution to partners                                 $          132     $          132
                                                                       ===============    ===============


                       See notes to financial statements.

                                     5 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

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

             The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.           RELATED PARTY TRANSACTIONS

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner totaled $14,000 for the nine months ended September 30, 2001 and 2000.



                                     6 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

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

              Liquidity and Capital Resources
              -------------------------------
              The Partnership continues to hold an interest in seven properties, six of which are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately three and seven years. The seventh property is vacant. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. On October 29, 1999, the Partnership received a notice from Walmart Stores that it had elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. In September 2000, Walmart Stores extended their lease for six months at double the then current rental rate. The lease expired on April 30, 2001 and Walmart Stores vacated the premises. Since May 1, 2001, the Partnership has been responsible for all costs associated with the property. The Partnership is presently exploring opportunities to either market the property for sale or re-lease the property to a new tenant. Walmart Stores represented approximately 18% of base rental revenue. Creative Paint & Wallpaper, Inc. and B&G, Inc., the tenants at the Hurst, Texas property, which had leases that expired January 31, 2001, extended their leases for seven and five years respectively, at slightly higher annual rental rates.

              In February 2001, the tenant at the Partnership's Hillside, Illinois property, Frank's Nursery Sales, Inc., filed for protection under Chapter 11 of the United States Bankruptcy Code and is presently operating under a reorganization plan. The Partnership has not yet received notification as to whether or not the tenant will reject or accept its lease, although the tenant has continued to make its monthly rental payments. If the tenant elects to reject its lease, the lease will be terminated and the Partnership will become responsible for all costs associated with the property. If the lease is rejected, the Partnership will seek to re-tenant or sell the property. This tenant represents approximately 5% of base rental revenue.

              The level of liquidity based on cash and cash equivalents experienced a $444,000 increase at September 30, 2001, as compared to December 31, 2000. The Partnership's $930,000 of net cash provided by operating activities was partially offset by $74,000 of net cash used in investing activities and $412,000


                                     7 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
             (CONTINUED)
              ----------------------------------------------------------

              Liquidity and Capital Resources (Continued)
              ------------------------------------------

              of cash used in financing activities. Investing activities consisted of $91,000 of additions to building improvements which was partially offset by $17,000 of lease payments received under a financing lease. Financing activities consisted of $17,000 of mortgage principal payments and $395,000 of partner distributions. At September 30, 2001, the Partnership had approximately $1,477,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At September 30, 2001, the Partnership recorded an accrued distribution of $132,000, which consisted of distributions of $11,000 to the general partners and $121,000 ($12.10 per unit) to the limited partners. In addition, the Partnership paid distributions of $395,000 during the nine months ended September 30, 2001, which consisted of distributions of $32,000 to the general partners and $363,000 ($36.30 per unit) to the limited partners.

              The Partnership requires cash primarily to pay principal and interest on its mortgage note, management fees, general and administrative expenses and operating expenses at the Mexia, Texas property. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 2001, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

              Results of Operations
              ---------------------

              The Partnership's net income increased by $106,000 for the nine months ended September 30, 2001 as compared to 2000 due to an increase in income of $70,000 and a decrease in expenses of $36,000.

              Income increased due to an increase in rental income of $307,000 which was partially offset by a decrease in interest income on leases accounted for under the financing method of $92,000, and a decrease in interest income on short term investments of $23,000. In addition, the nine months ended September 30, 2000 included a gain on sale of real estate of $122,000. The increase in rental income was primarily due to the reclassification of leases accounted for under the financing method to operating leases during 2000 and the increase in the Walmart rental rate. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of the reclassification.

              Expenses decreased due to a decrease in interest expense of $69,000, operating expenses of $17,000, and general and administrative expenses of $10,000 which were partially offset by an increase in depreciation and amortization expense of $60,000. Interest expense declined due to the satisfaction of the mortgage notes encumbering the Fort Worth, San Antonio and Hurst, Texas properties during 2000 and the amortization of the remaining mortgage principal balance. Depreciation expense increased as a result of the reclassification of leases accounted for under the financing method to operating leases. The remaining carrying values of the leases accounted for under the financing method that were converted to operating leases are being depreciated over the remaining useful life of those assets.


                                     8 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
             (CONTINUED)
              ----------------------------------------------------------

              Recently Issued Accounting Standards
              ------------------------------------

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

              In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not effect the Partnership's financial statements.

              In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not effect the Partnership's financial statements.

              In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.

              Quantitative and Qualitative Disclosures of Market Risk
              -------------------------------------------------------

              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's remaining mortgage note payable at September 30, 2001 is at a fixed rate of interest.


                                     9 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

PART II - OTHER INFORMATION
---------------------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
             --------------------------------

             (a)  Exhibits:

                  99.   Supplementary Information Required Pursuant to Section
                        9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended September 30, 2001.



















                                    10 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------


                    BY:     ONE WINTHROP PROPERTIES, INC.
                            Managing General Partner



                            BY:  /s/ Michael L. Ashner
                                 ------------------------------
                                 Michael L. Ashner
                                 Chief Executive Officer and Director


                            BY: /s/ Thomas C. Staples
                                -------------------------------
                                Thomas C. Staples
                                Chief Financial Officer





                             Dated:  November 9, 2001



                                    11 of 13

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

EXHIBIT INDEX


         Exhibit                                              Page No.
         -------                                              --------

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.               13



















                                    12 of 13

                                                                      EXHIBIT 99
                                                                      ----------
                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

             1. Statement of Cash Available for Distribution for the three months ended September 30, 2001:

                  Net income                                                            $    195,000
                  Add:    Depreciation and amortization charged to income not
                          affecting cash available for distribution                           35,000
                          Minimum lease payments received, net of interest
                          income earned, on leases accounted for under the
                          financing method                                                     6,000

                  Less:   Mortgage principal payments                                         (6,000)
                          Cash to reserves                                                   (98,000)
                                                                                        -------------
                          Cash Available for Distribution                               $    132,000
                                                                                        =============
                          Distributions Allocated to General Partners                   $     11,000
                                                                                        =============
                          Distributions Allocated to Limited Partners                   $    121,000
                                                                                        =============


             2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended September 30, 2001:


                        Entity Receiving                                Form of
                          Compensation                               Compensation                            Amount
                  ----------------------------       ------------------------------------------------     ------------------
                  Winthrop
                  Management LLC                      Property Management Fees                             $     3,000


                  WFC Realty Co., Inc.
                  (Initial Limited Partner)           Interest in Cash Available for Distribution          $        61

                  One Winthrop Properties, Inc.       Interest in Cash Available for Distribution          $     4,000
                  (General Partner)

                  Linnaeus-Hampshire Realty
                  Company
                  (General Partner)                   Interest in Cash Available for Distribution          $     7,000







                                    13 of 13