Form 10KSB
period 2001-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2002-04-01
CIK 277886

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2001                 Commission File No.  0-9224
                   -----------------                                     -------

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
           ----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Massachusetts                                           04-2654152
   ---------------------------------                      ------------------
    (State or other jurisdiction of                        (I.R.S.  Employer
    incorporation or organization)                        Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts       02114
-----------------------------------------------------------------       -----
           (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number including area code (617) 570-4600
                                                          --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant's revenues for its most recent fiscal year were $1,237,000.

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

         The Partnership originally invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $60,000 that were originally set aside as reserves, in ten real properties. The Partnership has sold four of these properties. See Item 2, "Description of Properties" for a description of Registrant's remaining properties. The funds set aside in reserves were invested in money market instruments and applied, over time, to repairs, improvements and other items associated with Partnership's obligations in respect of the Properties. The reserve balance as of December 31, 2001 net of accounts payable, accrued expenses and distributions payable to Partners was approximately $719,000. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 6% of their adjusted capital contributions on a cumulative basis, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. See "Item 7 Financial Statements, Note 2." Distributions of sale proceeds will be made as a return of capital until investors have received a return of their original capital contribution. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to investors until they have received their $1,000 per unit capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. At December 31, 2001, Limited Partners had received a return of capital equal to $193.11.

Property Matters

         Wal-Mart, Mexia, TX. On October 29, 1999, the Partnership received a notice from Walmart Stores that it has elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. In September 2000, Walmart Stores extended their lease for six more months, at double the then current rental rate. On April 30, 2001, the lease expired and from May 1, 2001 to January 18, 2002 the Partnership was responsible for all costs associated with this property. The property was sold on January 18, 2002 to an unaffiliated third party for a net price of $412,000. The Partnership recognized a gain on sale of approximately $57,000.

         Creative Paint & Wallpaper, Inc. and B&G, Inc. dba Splash Pools & Spas, fka Handy Dan Hurst, TX. During the first quarter of 2001, Creative Paint & Wallpaper, Inc. exercised its option to extend the lease term to January 31, 2008, and B&G, Inc. elected to extend the term to January 31, 2006.

         Frank's Nursery Sales, Inc. Hillside, Illinois. In February 2001 Frank's Nursery Sales, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. The Partnership has not received notification that the tenant has rejected the lease. If the tenant elects to reject its lease, the lease will be terminated and the Partnership will become responsible for all costs associated with the property. If the lease is rejected, the Partnership will seek to re-tenant or sell the property.

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

         J.C. Penney Co., Inc., Batavia, New York. The mortgage note encumbering this property matured on February 1, 1998, with a balloon payment of $419,000. On February 1, 1998, the Partnership obtained an extension on the mortgage until May 1, 1998, which was further extended until May 15, 1998. On May 29, 1998, the Partnership renewed the note at a lower interest rate of 8.32%. The note required monthly payments of $5,000 and was being amortized over 10 years. The note matured on August 31, 1999 (the original expiration date of the tenant's lease) at which time a balloon payment of approximately $376,000 was paid and the loan satisfied. In February 1999, the tenant elected to exercise its option to extend the lease term to August 31, 2004.


Employees

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it, including affiliates of the General Partners.

Item 2.  Description of Properties.

         A description of the Partnership's properties at February 1, 2002 is as follows. All of Registrant's remaining properties are owned in fee.

                                                 Date of      Total Cost of   Original Portfolio   Size Building/
Tenant/Location                                 Purchase     the Property(1)     Percentage(2)     Land Sq. Ft.
---------------                                 --------     ---------------     -------------     ------------
J.C. Penney  Batavia, NY                         8/1/79          $ 1,092,598           8           38,720/38,720

Toys "R" Us San Antonio, TX                      1/25/80         $ 1,987,366         14.6          45,000/195,970

Toys "R" Us Fort Worth, TX                       1/25/80         $ 1,873,532         13.7          45,000/185,105

Frank's Nursery Sales, Inc. Hillside, IL         1/30/80           $ 706,008          5.2          14,920/122,000

Lucky Stores, Inc. Cedar Rapids, IA(3)           6/2/80          $ 1,522,908         11.2          36,856/133,110

Creative Paint & Wallpaper, Inc. and B&G,        6/10/80         $ 1,636,061         12.1          36,000/180,000
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


         The Partnership owns the fee interest in each of these properties. The Hillside, IL property is subject to a first mortgage securing indebtedness which was incurred or assumed by the Partnership in connection with the acquisition. See "Item 7, Financial Statements, Note - 6" for information relating to the mortgage encumbering this property. All of the properties are commercial in nature. Each of the other Properties is net leased to a single tenant unaffiliated with the Partnership (with the sole exception of the Hurst, Texas property which is now leased to two tenants, Floors, Inc. and B&G, Inc.). Each of the tenants, other than Creative Paint and Wallpaper, Inc. and B&G, Inc., is a public company or a subsidiary of a public company.

         The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The San Antonio, Fort Worth, Hillside and Cedar Rapids Properties are triple net leased to the tenants. As a result, the Partnership has no responsibility for any maintenance, repairs or improvements associated with the Properties. In addition, the tenants at these properties are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. From May 1, 2001 to January 18, 2002 (the date on which the property was sold), the Partnership was responsible for all costs associated with the Mexia, Texas property. The Partnership believes that each of the properties are adequately insured. As indicated above, the tenant at the Hillside Property filed for protection under Chapter 11 of the United States Bankruptcy Code in February 2001. If the tenant elects to reject its lease, the Partnership will become responsible for all costs associated with the Property. With respect to the lease with J.C. Penney Co., Inc., Batavia, NY, the Partnership is responsible for all structural and exterior repairs, carrying insurance, paying all real estate taxes up to a specified maximum amount, repainting, varnishing or otherwise redecorating certain exterior portions of the building every three years and paying certain common facility maintenance charges up to a fixed amount. The Partnership spent $4,199 and $3,050 for roof and HVAC repairs at this property in 2001 and 2000, respectively. With respect to the leases with Creative Paint & Wallpaper and B&G, Inc., Hurst, TX, the Partnership is responsible for structural maintenance of the premises. The Partnership spent $7,237 and $ 4,186 in 2001 and 2000, respectively for these items. Under both leases at this Property, the Partnership is required to administer the payment of real estate taxes and to procure and maintain insurance for the Property. The Partnership is fully reimbursed for real estate taxes and for annual insurance premiums.

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

         Tenants with 2001 rental payments of 10% or more of the Partnership's total rental revenue are as follows: Toys "R" Us, Inc., San Antonio, Texas, 22%, Toys "R" Us, Inc., Ft. Worth, Texas, 20%; and Wal-Mart, Mexia, Texas 17% (property sold in January 2002)

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2001 annual base rent for the leases at the properties:

                                                             Lease             Renewal
Tenant Property/Location           Business of Tenant        Expiration        Options(1)        2001 Annual Rent
------------------------           ------------------        ----------        ----------        ----------------
J.C. Penney Batavia, NY            Retail Dept. Store         8/31/04            4 - 5Yr.        $116,160

Toys "R" Us  San Antonio, TX       Toy Store                 7/31/2005           5 - 5Yr.        $262,532

Toys "R" Us Fort Worth, TX         Toy Store                 7/31/2005           5 - 5Yr.        $247,569

Frank's Nursery Sales, Inc.        Nursery and Crafts        12/31/2004          2 - 5Yr.        $67,000
Hillside, IL

Lucky Stores, Inc.  Cedar          Graphic Arts               6/2/2005           5 - 5Yr.        $117,200
Rapids, IA(2)

Creative Paint & Wallpaper, Inc.   Paint & Wallpaper         1/31/2008           1 - 7Yr.        $201,172
and B&G, Inc. dba Splash Pools &   Store and Bath & Spa      1/31/2006
Spas, fka Handy Dan Hurst, TX(3)   Store

Wal-Mart, Mexia, Texas             (4)                          (4)                 (4)          $195,853(4)

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

(4)  Property was sold on January 18, 2002

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2001:

                               Gross
                              Carrying             Accumulated                                            Federal
Property                      Value(1)           Depreciation(1)            Rate           Method        Tax Basis
--------                      --------           ------------               ----           ------        ---------
Batavia, NY                  $1,142,598             $826,423               7/40 yr.          S/L          $316,114

San Antonio, TX               1,063,730               46,503                10 yr.           S/L         1,069,399

Fort Worth, TX                  850,513               51,506                10 yr.           S/L           819,182

Hillside, IL                    261,223                   --                  -               -            304,063

Cedar Rapids, IA              1,592,479            1,014,555               7/40 yr.          S/L           508,351

Hurst, TX                     1,551,060              177,218               7/40 yr.          S/L           769,416

Mexia, TX(2)                    391,066               36,499                10 yr.           S/L           269,011

(1)  As accounted for under Statement of Financial Accounting Standards No. 13

(2)  Property was sold on January 18, 2002.

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

         As of March 1, 2002, there were 616 holders of 10,005 outstanding
Units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 2001 and 2000, Registrant made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                                     Amount of
            Distribution with Respect to           Distribution
                    Quarter Ended                    Per Unit
                    -------------                    --------
                                               2001             2000
                                               ----             ----
            March 31                          $12.10            $12.80
            June 30                            12.10             58.61
            September 30                       12.10             12.10
            December 31                        68.97             12.10

See "Item 6. Management's Discussion and Analysis and Plan of Operation" for disclosure regarding the Partnership's ability to make distributions in the future.

         Affiliates of the General Partner own a total of 2,379.25 Units representing approximately 23.78% of the total outstanding Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

Liquidity and Capital Resources

         The Partnership continues to hold an interest in six properties which are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately three and six years. The Partnership also owned a seventh property which was sold in January 2002. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. Due to the events of September 11th, it is expected that tenants will experience difficulty in procuring property insurance for terrorist acts. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. On October 29, 1999, the Partnership received a notice from Walmart Stores that it had elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. In September 2000, Walmart Stores extended their lease for six months at double the then current rental rate. The lease expired on April 30, 2001 and Walmart Stores vacated the premises. Since May 1, 2001, the Partnership has been responsible for all costs associated with the property. The Partnership sold this property in January 2002 to an unaffiliated third party for $450,000. The Partnership received net proceeds of $412,000, after payment of closing costs of $38,000. The Partnership will recognize a gain for financial reporting purposes of approximately $57,000. Walmart Stores represented approximately 17% of base rental revenue. Creative Paint & Wallpaper, Inc. and B&G, Inc., the tenants at the Hurst, Texas property, which had leases that expired January 31, 2001, extended their leases for seven and five years respectively, at slightly higher annual rental rates.

         In February 2001, the tenant at the Partnership's Hillside, Illinois property, Frank's Nursery Sales, Inc., filed for protection under Chapter 11 of the United States Bankruptcy Code and is presently operating under a reorganization plan. The Partnership has not received notification that the tenant has rejected the lease, although the tenant has continued to make its monthly rental payments. If the tenant elects to reject its lease, the lease will be terminated and the Partnership will become responsible for all costs associated with the property. If the lease is rejected, the Partnership will seek to re-tenant or sell the property. This tenant represents approximately 5% of base rental revenue.

         The level of liquidity based on cash and cash equivalents experienced a $467,000 increase at December 31, 2001, as compared to December 31, 2000. The Partnership's $1,085,000 of cash provided by operating activities was partially offset by $550,000 of cash used in financing activities and $68,000 of net cash used in investing activities. Financing activities consisted of $23,000 of mortgage principal payments and $527,000 of partner distributions. Investing activities consisted of payments for additions to real estate of $91,000 which was partially offset by $23,000 of lease payments received under a financing lease. At December 31, 2001, the Partnership had approximately $1,500,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

         At December 31, 2001, the Partnership recorded an accrued distribution of $750,000, which consisted of distributions of $60,000 to the general partners and $690,000 ($68.97 per unit) to the limited partners. In addition, the Partnership paid distributions of $527,000 during the year ended December 31, 2001, which consisted of distributions of $43,000 to the general partners and $484,000 ($48.38 per unit) to the limited partners.

         The Partnership requires cash primarily to pay principal and interest on its mortgage note, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent. The Partnership's rental and interest income was sufficient for the year ended December 31, 2001, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

         The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

Results of Operations

         The Partnership's net income increased by $31,000 for the year ended December 31, 2001, as compared to 2000, due to an increase in income of $25,000 and a decrease in expenses of $6,000.

         Income increased due to an increase in rental income of $273,000 which was partially offset by a decrease in interest income on leases accounted for under the financing method of $96,000, and a decrease in interest income on short term investments of $30,000. In addition, the year ended December 31, 2000 included a gain on sale of real estate of $122,000. The increase in rental income was primarily due to the reclassification of leases accounted for under the financing method to operating leases during 2000 and the increase in the Walmart rental rate. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of the reclassification.

         Expenses decreased due to a decrease in interest expense of $69,000 and general and administrative expenses of $2,000 which were partially offset by an increase in depreciation and amortization expense of $48,000 and operating expenses of $17,000. Interest expense declined due to the satisfaction of the mortgage notes encumbering the Fort Worth, San Antonio and Hurst, Texas properties during 2000 and the amortization of the remaining mortgage principal balance. Depreciation expense increased as a result of the reclassification of leases accounted for under the financing method to operating leases. The remaining carrying values of the leases accounted for under the financing method that were converted to operating leases are being depreciated over the remaining useful life of those assets. Operating expenses increased as a result of the Partnership being responsible for costs associated with the Mexia, Texas property that was vacated on May 1, 2001. This property was sold in January 2002.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. There was no effect from this statement on the Partnership's financial statements.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's remaining mortgage note payable at December 31, 2001 is at a fixed rate of interest.

Item 7.  Financial Statements

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 and 2000

                                      INDEX

                                                                           Page
                                                                           ----

Independent Auditors' Report................................................15

Financial Statements:

Balance Sheets as of December 31, 2001 and 2000.............................16

Statements of Income for the Years Ended
     December 31, 2001 and 2000.............................................17

Statements of Partners' Capital for the Years Ended
     December 31, 2001 and 2000.............................................18

Statements of Cash Flows for the Years Ended
     December 31, 2001 and 2000.............................................19

Notes to Financial Statements...............................................20

                          Independent Auditors' Report


To the Partners
Winthrop Partners 79 Limited Partnership


We have audited the accompanying balance sheets of Winthrop Partners 79 Limited Partnership (a Massachusetts limited partnership) as of December 31, 2001 and 2000, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 79 Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
January 31, 2002

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                BALANCE SHEETS
                                --------------
                       (In Thousands, Except Unit Data)

                                                                                              DECEMBER 31,
                                                                              ---------------------------------------------

                                                                                      2001                    2000
                                                                              ---------------------    --------------------
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,116 (2001) and $2,017 (2000)                                         $              4,317     $             4,716

Accounted for under the operating method,
      and held for sale, net of accumulated
      depreciation of $36                                                                      355                       -

Accounted for under the financing method                                                       214                     237
                                                                              ---------------------    --------------------

                                                                                             4,886                   4,953

Other Assets:

Cash and cash equivalents                                                                    1,500                   1,033
Other assets                                                                                    99                     127
                                                                              ---------------------    --------------------

         Total Assets                                                         $              6,485     $             6,113
                                                                              =====================    ====================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage note payable                                                          $                83     $               106
Accounts payable and accrued expenses                                                           31                      28
Distributions payable to partners                                                              750                     132
                                                                              ---------------------    --------------------

         Total Liabilities                                                                     864                     266
                                                                              ---------------------    --------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized,
   issued and outstanding - 10,005 Units                                                     5,727                   5,935
General Partners Deficit                                                                      (106)                    (88)
                                                                              ---------------------    --------------------

         Total Partners' Capital                                                             5,621                   5,847
                                                                              ---------------------    --------------------

         Total Liabilities and Partners' Capital                               $             6,485     $             6,113
                                                                              =====================    ====================




                      See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
                             --------------------
                       (In Thousands, Except Unit Data)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------

                                                                                      2001                    2000
                                                                              ---------------------    --------------------
Income:
Rental income from real estate leases accounted
      for under the operating method                                          $              1,165     $               892
Interest on short-term investments                                                              52                      82
Interest income on real estate leases accounted
      for under the financing method                                                            20                     116
Gain on sale of property                                                                         -                     122
                                                                              ---------------------    --------------------

         Total income                                                                        1,237                   1,212
                                                                              ---------------------    --------------------

Expenses:
Operating                                                                                       66                      49
Interest                                                                                        10                      79
Depreciation and amortization                                                                  136                      88
Management fees                                                                                 18                      18
General and administrative                                                                      88                      90
                                                                              ---------------------    --------------------

         Total expenses                                                                        318                     324
                                                                              ---------------------    --------------------

Net income                                                                    $                919     $               888
                                                                              =====================    ====================

Net income allocated to general partners                                      $                 74     $                71
                                                                              =====================    ====================

Net income allocated to limited partners                                      $                845     $               817
                                                                              =====================    ====================

Net income per Unit of Limited Partnership Interest                           $              84.46     $             81.66
                                                                              =====================    ====================

Distributions per Unit of Limited Partnership Interest                        $             105.25     $             95.65
                                                                              =====================    ====================




                      See notes to financial statements.

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------
                    YEARS ENDED DECEMBER 31, 2001 AND 2000
                    --------------------------------------
                       (In Thousands, Except Unit Data)


                                              Units of
                                               Limited             General              Limited                Total
                                             Partnership          Partners'            Partners'            Partners'
                                              Interest             Deficit              Capital              Capital
                                          ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2000                            10,005   $             (117)  $           6,075    $            5,958

    Net income                                                                71                 817                   888
    Distributions                                                            (42)               (957)                 (999)
                                          ------------------  -------------------  ------------------   -------------------
Balance - December 31, 2000                          10,005                  (88)              5,935                 5,847

    Net income                                                                74                 845                   919
    Distributions                                                            (92)             (1,053)               (1,145)
                                          ------------------  -------------------  ------------------   -------------------

Balance - December 31, 2001                          10,005   $             (106)  $           5,727    $            5,621
                                          ==================  ===================  ==================   ===================




                      See notes to financial statements

                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                   ----------------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                (In Thousands)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------

                                                                                      2001                     2000
                                                                              ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $                919     $               888
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                             135                      78
      Amortization                                                                               1                       9
      Gain on sale of property                                                                   -                    (122)

Changes in assets and liabilities:
      Decrease (increase) in other assets                                                       27                     (23)
      Increase in accounts payable and
           accrued expenses                                                                      3                       6
                                                                              ---------------------    --------------------

      Net cash provided by operating activities                                              1,085                     836
                                                                              ---------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                             23                     222
      Net proceeds from sale of property                                                         -                     466
      Additions to real estate                                                                 (91)                      -
                                                                              ---------------------    --------------------

      Net cash (used in) provided by investing activities                                      (68)                    688
                                                                              ---------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Repayment of mortgage note                                                                 -                    (561)
      Principal payments on mortgage notes                                                     (23)                   (186)
      Cash distributions                                                                      (527)                 (1,019)
                                                                              ---------------------    --------------------

      Cash used in financing activities                                                       (550)                 (1,766)
                                                                              ---------------------    --------------------

Net increase (decrease) in cash and cash equivalents                                           467                    (242)

Cash and Cash Equivalents, Beginning of Year                                                 1,033                   1,275
                                                                              ---------------------    --------------------

Cash and Cash Equivalents, End of Year                                        $              1,500     $             1,033
                                                                              =====================    ====================

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                  $                 10     $                79
                                                                              =====================    ====================

Supplemental Disclosure of Non-cash Financing
      Activities -
Distributions accrued to partners                                             $                750     $               132
                                                                              =====================    ====================





                      See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Partners 79 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases six properties, three of which are located in Texas and one each in Iowa, Illinois and New York. The properties are leased to one or more tenants pursuant to net or modified net lease agreements. In January 2002, the Partnership sold an additional property which was located in Mexia, Texas (see Note 10).

     Use of Estimates

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

     Leases

     The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.

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

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Percentage Rent

     The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents are recorded when earned. For the years ended December 31, 2001 and 2000, the Partnership received percentage rent totaling approximately $121,000 and $105,000, respectively.

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

     Depreciation

     Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the estimated useful life of each class of asset, which ranges from 7 to 40 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs, or, to the extent that the property had previously been accounted for under the financing method, the depreciable base is the lower of the fair market value or the residual value at the date of implementation of operating lease accounting.

     Deferred Costs

     At December 31, 2001 and 2000, deferred leasing costs of $92,000 are included in other assets in the accompanying balance sheet. The deferred leasing costs were amortized on a straight-line basis over the term of the respective lease agreement. At December 31, 2001 and 2000, accumulated amortization totaled $92,000 and $91,000, respectively.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Distributions to Partners

     The Partnership's distributions (paid or accrued) aggregated $1,053,000 ($105.25 per unit) and $957,000 ($95.65 per unit) to its limited partners for the years ended December 31, 2001 and 2000, respectively. The cash distribution due partners for the years ended December 31, 2001 and 2000 is recorded in the accompanying financial statements as a liability and a reduction of partner's capital.

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

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

     1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Standards (Continued)

     statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

2.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. ("One Winthrop") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 2001 and 2000, Winthrop Management earned $18,000 for managing the properties of the Partnership.

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

     During 1999, an affiliate of the general partner acquired for a purchase price of $500 per unit approximately 21% of the total limited partnership units of the Partnership (2,114.58 units). During 2001 and 2000, affiliates purchased an additional 1% and 2% of the total limited partnership units, respectively. As a result of these purchases, the affiliates own approximately 24% of the outstanding limited partnership units.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                   December 31,
                                       --------------------------------------
                                            2001                  2000
                                       ----------------     -----------------

      Land                             $    3,063,000       $      3,141,000
      Commercial buildings                  3,370,000              3,592,000
      Accumulated depreciation             (2,116,000)            (2,017,000)
                                       ----------------     -----------------
                                       $    4,317,000       $      4,716,000
                                       ================     =================

     As of December 31, 2001, the Partnership has classified real estate of $355,000 as held for sale. This property was sold in January 2002.

     As of December 31, 2001, a property (and related operating lease) with a carrying value of $261,000 was pledged to collateralize the payment of the mortgage note payable.

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

                   2002..........................$    969,000
                   2003..........................     969,000
                   2004..........................     931,000
                   2005..........................     548,000
                   2006..........................     109,000
                   Thereafter....................     101,000
                                                 ------------
                   Total.........................$  3,627,000
                                                 ============

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

     Real estate leased to others, accounted for under the financing method, is summarized as follows:

                                                        December 31,
                                              -------------------------------

                                                   2001             2000
                                              ---------------  --------------

      Minimum lease payments receivable       $     127,000    $     169,000
      Unguaranteed residual value                   133,000          133,000
                                              ---------------  --------------
                                                    260,000          302,000
      Less:  Unearned income                        (46,000)         (65,000)
                                              ---------------  --------------

                                              $     214,000    $     237,000
                                              ===============  ==============

     The leases with Toys 'R' Us for the Partnership's properties located in San Antonio and Fort Worth, Texas expired on July 31, 2000. Both leases were renewed for five years at the then current rental rates through July 2005. These leases were previously accounted for utilizing the financing method of accounting for leases, however, the lease extensions did not meet the criteria to be classified as leases under the financing method and were therefore reclassified to leases under the operating method.

     In September 2000, Walmart stores, which occupied the Partnership's Mexia, Texas property extended their lease for six months at double the then current rental rate, through April 30, 2001. Walmart stores had previously elected not to exercise its option to renew its lease on this property which expired on October 31, 2000. This lease was also reclassified from a financing lease to an operating lease at the beginning of this extended period. This property was sold in January 2002.

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the financing leases:

                 2002...........................$           42,000
                 2003...........................            42,000
                 2004...........................            42,000
                                                ------------------

                 Total..........................$          126,000
                                                ==================

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

5.   SIGNIFICANT TENANTS

     For the years ended December 31, 2001 and 2000 approximately 79% and 77% of revenue from rental operations was from five tenants, respectively.

6.   MORTGAGE NOTE PAYABLE

     The mortgage note payable by the Partnership is summarized as follows:

                                                                                                   December 31,
                                                                                        --------------     -------------
                                                                                             2001               2000
                                                                                        --------------     -------------
     10.115% mortgage note, due in monthly installments of $2,730 for principal
     and interest, maturing on December 1, 2004                                         $       83,000     $     106,000
                                                                                        ==============     =============

     As of December 31, 2001 principal payments are required as follows:

             2002....................................$           26,000
             2003....................................            28,000
             2004....................................            29,000
                                                     ------------------

             Total...................................$           83,000
                                                     ==================


7.   SALE OF PROPERTY

     On June 9, 2000, the Partnership sold the University City, Missouri property to an unaffiliated third party for $466,000 (net of closing costs of $47,000), resulting in a gain of $122,000 for financial reporting purposes. The net proceeds of $466,000 ($46.58 per unit) were distributed to the limited partners during the third quarter of 2000.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments. The carrying amount of the Partnership's mortgage note based on the borrowing rates available to the Partnership for mortgage notes with similar terms, was approximately $91,000 and $111,000 at December 31, 2001 and 2000, respectively.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

9.   TAXABLE INCOME

     The Partnership's taxable income for 2001 and 2000 differs from net income for financial reporting purposes as follows:

                                                                                2001               2000
                                                                          ---------------     -------------
Net income for financial reporting purposes                               $       919,000     $     888,000
     Plus:        Minimum lease payments received, net of
                  interest income earned, on leases accounted
                   for under the financing method                                  23,000           222,000
                  Gain on sale of property                                             --            13,000
     Plus
      (Minus):    Depreciation on leases accounted for under the
                  financing method and tax depreciation adjustment                 50,000           (34,000)
                                                                          ---------------    --------------

Taxable income                                                            $       992,000     $   1,089,000
                                                                          ===============    ==============

Taxable income per Unit of Limited Partnership Interest                   $         91.26     $      100.17
                                                                          ===============    ==============

10.  SUBSEQUENT EVENT

     In January 2002, the Partnership sold the Mexia, Texas property to an unaffiliated third party for $450,000. The Partnership received net proceeds of $412,000, after payment of closing costs of $38,000. The Partnership will recognize a gain for financial reporting purposes of approximately $57,000.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2001 and 2000 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2002, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

                       Position Held with the                     Has Served as a Director or
Name                   Managing General Partner                   Officer Since
----                   ------------------------                   -------------
Michael L. Ashner      Chief Executive Officer and Director       1-96

Thomas C. Staples      Chief Financial Officer                    1-99

Peter Braverman        Executive Vice President and Director      1-96

Carolyn Tiffany        Chief Operating Officer and Clerk          10-95

         Michael L. Ashner, age 49, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner currently serves as a director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

         Thomas C. Staples, age 46, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 50, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries.

         Carolyn Tiffany, age 35, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors 1 Limited Partnership; and Fairfield Inn by Marriott Limited Partnership.

         In addition, each of the foregoing officers and directors hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and AP-PCC III, L.P., entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a)  Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2002 except Quadrangle Associates I L.L.C., an affiliate of the Managing General Partner, which owns 2,379.25 Units (approximately 23.78%), substantially all of which were acquired pursuant to its tender offer in 1999. The principal office of Quadrangle Associates I L.L.C. is located at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

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

         (b)  Security Ownership of Management.

         At March 1, 2002, the partners of WFA and the officers, directors and the general partner of the General Partners owned as a group 5 Units representing less than 1% of the total number of Units outstanding.

         Affiliates of the General Partner own a total of 2,379.25 Units representing approximately 23.78% of the total outstanding Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

         (c)  Changes in Control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.  Certain Relationship and Related Transactions.

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. Pursuant to Section 4.1 of the Partnership Agreement, the General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the years ended December 31, 2001 and 2000, the Partnership paid or accrued Distributions from Cash Available from Distributions to the General Partner totaling approximately $92,000 and $42,000, respectively.

         During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

         Quadrangle Associates I L.L.C. owns 2,379.25 Units. Quadrangle Associates I L.L.C. receives its proportionate share of Cash Available for Distribution, pursuant to Section 4.1 of the Partnership Agreement.

         Pursuant to Section 5.3A (iii) of the Partnership Agreement, Winthrop Management, LLC receives a Property Management fee equal to 1.5% of cash receipts in excess of cash expenditures other than expenditures for the management fee, debt service payments and capital improvements. For the years ended December 31, 2001 and 2000, Winthrop Management, LLC earned approximately $18,000 for managing the real properties of the Partnership.

Item 13.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K

             None

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2002.

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

Signature/Name                Title                              Date
--------------                -----                              ----

/s/ Michael Ashner            Chief Executive Officer            March 28, 2002
------------------
Michael Ashner                and Director


/s/ Thomas Staples            Chief Financial Officer            March 28, 2002
------------------
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

10(g)     Documents relating to the J.C. Penney Company, Inc. property in Batavia, New York               (c)

10(h)     Documents relating to the Toys "R" Us, Inc. ("Toys") property in San Antonio, Texas              (d)

10(i)     Documents relating to the Toys property in Fort Worth, Texas                                     (d)

10(j)     Documents relating to the Frank's Nursery  Sales, Inc. property in Hillside, Illinois            (d)

10(k)     Documents relating to the Handy Dan Hardware, Inc. property in Hurst, Texas                      (d)





          Exhibit                                                                                         Page
          -------                                                                                         ----
10(l)     Lease by and between the Partnership and Creative Paint and Wallpaper, Inc. dated January        (e)
          31, 1991

10(m)     Lease by and between the Partnership and B & G, Inc., d/b/a Splash Pools and Spas, dated         (e)
          January 17, 1991

10(n)     Agreement of Purchase and Sale between Lucky Stores, Inc. and Winthrop Financial Co., Inc.       (b)
          dated November 16, 1979

10(o)     Documents relating to the Wal-Mart Stores, Inc. property in Mexia, Texas                         (g)

99.       Supplementary Information required pursuant to Section 9.4 of the Partnership Agreement           37

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

(h) Incorporated by reference to the Partnership's Current Report on Form 8-K dated September 23, 1996

                                                                      EXHIBIT 99

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                                DECEMBER 31, 2001
                                -----------------

Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement (Unaudited)

1.   Statement of Cash Available for Distribution:

                                                                              Year Ended               Three Months Ended
                                                                          December 31, 2001             December 31, 2001
                                                                       -------------------------   ----------------------------

Net Income                                                             $                919,000    $                   148,000
Add:     Depreciation and amortization charged to income not
         affecting cash available for distribution                                      136,000                         31,000
         Minimum lease payments received, net of interest
         income earned, on leases accounted for under the
         financing method                                                                23,000                          6,000
         Cash from Reserves                                                              90,000                        571,000
Less:    Mortgage principal payments                                                    (23,000)                        (6,000)
                                                                       --------------------------  -----------------------------

Cash Available for Distribution                                        $              1,145,000    $                   750,000
                                                                       =========================   ============================
Distributions allocated to General Partners                            $                 92,000    $                    60,000
                                                                       =========================   ============================
Distributions allocated to Limited Partners                            $              1,053,000    $                   690,000
                                                                       =========================   ============================



2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates during the three months ended December 31, 2001:

              Entity Receiving                                        Form of
                Compensation                                        Compensation                            Amount
---------------------------------------------    ---------------------------------------------------  -------------------
Winthrop Management LLC                          Property Management Fees                             $            4,000

WFC Realty Co., Inc.
(Initial Limited Partner)                        Interest in Cash Available for Distribution          $              345

One Winthrop Properties, Inc.
(General Partner)                                Interest in Cash Available for Distribution          $           23,000

Linnaeus - Hampshire Realty
Limited Partnership
(General Partner)                                Interest in Cash Available for Distribution          $           37,000