Form 10QSB
period 2002-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2002-05-15
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9224

                    Winthrop Partners 79 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Massachusetts                              04-2654152
-----------------------------------------   ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

 7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
-----------------------------------------   ------------------------------------
 (Address of principal executive office)                 (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600
                                                           ---------------


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




                                     1 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                           MARCH 31, 2002    DECEMBER 31,
                                                             (UNAUDITED)         2001
                                                           --------------   -------------
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,142 (2002) and $2,116 (2001)                      $       4,291    $      4,317
Accounted for under the operating method,
      and held for sale, net of accumulated
      depreciation of $36                                              -             355
Accounted for under the financing method                             208             214
                                                           --------------   -------------
                                                                   4,499           4,886
Other Assets:

Cash and cash equivalents                                          1,369           1,500
Other assets                                                         122              99
                                                           --------------   -------------
         Total Assets                                      $       5,990    $      6,485
                                                           ==============   =============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage note payable                                       $         77    $         83
Accounts payable and accrued expenses                                 36              31
Distributions payable to partners                                    539             750
                                                           --------------   -------------
         Total Liabilities                                           652             864
                                                           --------------   -------------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                           5,434           5,727
General Partners' Deficit                                            (96)           (106)
                                                           --------------   -------------
         Total Partners' Capital                                   5,338           5,621
                                                           --------------   -------------
         Total Liabilities and Partners' Capital           $       5,990    $      6,485
                                                           ==============   =============


                       See notes to financial statements.

                                     2 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                   FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,     MARCH 31,
                                                                       2002          2001
                                                                   ------------   -----------
INCOME:
Rental income from real estate leases accounted
      for under the operating method                               $       242    $      419
Interest on short-term investments                                           7            16
Interest income on real estate leases accounted
      for under the financing method                                         5             5
Gain on sale of property                                                    59             -
                                                                   ------------   -----------
         Total income                                                      313           440
                                                                   ------------   -----------
EXPENSES:

Operating                                                                    9             8
Interest                                                                     2             3
Depreciation and amortization                                               26            36
Management fees                                                              4             7
General and administrative                                                  16            15
                                                                   ------------   -----------
         Total expenses                                                     57            69
                                                                   ------------   -----------
Net income                                                         $       256    $      371
                                                                   ============   ===========
Net income allocated to general partners                           $        20    $       30
                                                                   ============   ===========
Net income allocated to limited partners                           $       236    $      341
                                                                   ============   ===========
Net income per Unit of Limited Partnership Interest                $     23.59    $    34.08
                                                                   ============   ===========
Distributions per Unit of Limited Partnership Interest             $     52.85    $    12.10
                                                                   ============   ===========




                       See notes to financial statements.

                                     3 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                    UNITS OF
                                     LIMITED             GENERAL              LIMITED               TOTAL
                                   PARTNERSHIP          PARTNERS'            PARTNERS'            PARTNERS'
                                    INTEREST             DEFICIT              CAPITAL              CAPITAL
                                ------------------  -------------------  ------------------   -------------------

Balance - January 1, 2002                  10,005   $             (106)  $           5,727    $            5,621

    Net income                                  -                   20                 236                   256

    Distributions                               -                  (10)               (529)                 (539)
                                ------------------  -------------------  ------------------   -------------------

Balance - March 31, 2002                   10,005   $              (96)  $           5,434    $            5,338
                                ==================  ===================  ==================   ===================














                       See notes to financial statements.

                                     4 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                         FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,      MARCH 31,
                                                                            2002           2001
                                                                         -----------    -----------
Cash Flows From Operating Activities:

Net income                                                               $      256     $      371
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                               26             35
      Amortization                                                                -              1
      Gain on sale of property                                                  (59)             -
Changes in assets and liabilities:
      (Increase) decrease in other assets                                       (23)           116
      Increase (decrease) in accounts payable
        and accrued expenses                                                      5             (8)
                                                                         -----------    -----------

      Net cash provided by operating activities                                 205            515
                                                                         -----------    -----------
Cash Flows From Investing Activities:

      Additions to real estate                                                    -            (26)
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method               6              6
      Net proceeds received from sale of property                               414              -
                                                                         -----------    -----------
      Net cash provided by (used in) investing activities                       420            (20)
                                                                         -----------    -----------
Cash Flows From Financing Activities:

      Principal payments on mortgage note                                        (6)            (5)
      Cash distributions                                                       (750)          (132)
                                                                         -----------    -----------
      Cash used in financing activities                                        (756)          (137)
                                                                         -----------    -----------
Net (decrease) increase in cash and cash equivalents                           (131)           358

Cash and cash equivalents, beginning of period                                1,500          1,033
                                                                         -----------    -----------
Cash and cash equivalents, end of period                                 $    1,369     $    1,391
                                                                         ===========    ===========
Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                             $        2     $        3
                                                                         ===========    ===========
Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distribution to partners                                   $      539     $      132
                                                                         ===========    ===========


                       See notes to financial statements.

                                     5 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

                          NOTES TO FINANCIAL STATEMENTS

1.        GENERAL

          The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

          The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

          The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

          Certain amounts from 2001 have been reclassified to conform to the 2002 presentation.

2.        RELATED PARTY TRANSACTIONS

          Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner totaled $4,000 and $7,000 for the three months ended March 31, 2002 and 2001, respectively.

3.        SALE OF PROPERTY

          In January 2002, the Partnership sold the Mexia, Texas property to an unaffiliated third party for $450,000. The Partnership received net proceeds of $414,000, after payment of closing costs of $36,000. The Partnership recognized a gain for financial reporting purposes of $59,000. The net proceeds of $414,000 ($41.37 per unit) are expected to be distributed to the limited partners during the second quarter of 2002.





                                     6 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

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

          Liquidity and Capital Resources

          The Partnership continues to hold an interest in six properties which are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately two and six years. The Partnership also owned a seventh property which was sold in January 2002. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. Due to the events of September 11th, it is expected that tenants will experience difficulty in procuring insurance for terrorist acts, if required or deemed advisable. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. In January 2002, the Partnership sold the Mexia, Texas property to an unaffiliated third party for $450,000. The Partnership received net proceeds of $414,000, after payment of closing costs of $36,000. The Partnership recognized a gain for financial reporting purposes of $59,000 and will recognize a gain for tax reporting purposes of $151,000. The net proceeds of $414,000 ($41.37 per unit) are expected to be distributed to the limited partners during the second quarter of 2002.

          The tenant at the Partnership's Hillside, Illinois property, Frank's Nursery Sales, Inc., filed for protection under Chapter 11 of the United States Bankruptcy Code and is presently operating under a reorganization plan. The Partnership has not yet received notification as to whether or not the tenant will reject or accept its lease, although the tenant has continued to make its monthly rental payments. If the tenant elects to reject its lease, the lease will be terminated and the Partnership will become responsible for all costs associated with the property. If the lease is rejected, the Partnership will seek to re-tenant or sell the property. This tenant represents approximately 7% of base rental revenue.



                                     7 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

          Liquidity and Capital Resources (Continued)

          The level of liquidity based on cash and cash equivalents experienced a $131,000 decrease at March 31, 2002, as compared to December 31, 2001. The Partnership's $205,000 of net cash provided by operating activities and $420,000 of cash provided by investing activities was more than offset by $756,000 of cash used in financing activities. Investing activities consisted of $414,000 of net proceeds received from the sale of a property and $6,000 of lease payments received under a financing lease. Financing activities consisted of $6,000 of mortgage principal payments and $750,000 of partner distributions. At March 31, 2002, the Partnership had $1,369,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At March 31, 2002, the Partnership recorded an accrued distribution of $539,000, which consisted of distributions of $10,000 to the general partners and $529,000 ($52.85 per unit) to the limited partners. In addition, the Partnership made distributions of $750,000 during the three months ended March 31, 2002, which consisted of distributions of $60,000 to the general partners and $690,000 ($68.97 per unit) to the limited partners.

          The Partnership requires cash primarily to pay principal and interest on its mortgage note, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent. The Partnership's rental and interest income was sufficient for the three months ended March 31, 2002, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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

          Results of Operations

          The Partnership's net income decreased by $115,000 for the three months ended March 31, 2002 as compared to 2001 due to a decrease in income of $127,000 which was partially offset by a decrease in expenses of $12,000.



                                     8 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

          Results of Operations (Continued)

          Income decreased due to decreases in rental income from real estate leases accounted for under the operating method of $177,000 and interest on short-term investments of $9,000 which were partially offset by a gain on sale of a property during the three months ended March 31, 2002 of $59,000. Rental income from real estate leases accounted for under the operating method decreased because the tenant at the Partnership's Mexia, Texas property vacated their premises on April 30, 2001 and the Partnership did not re-lease these premises. This property was sold in January 2002 for a gain on sale of $59,000.

          Expenses decreased primarily due to decreases in depreciation and amortization expense of $10,000 and management fees of $3,000. The decrease in depreciation and amortization expense is due to the property that was sold in January 2002. The decrease in management fees relate to the decrease in rental income from leases accounted for under the operating method. Other items of expense remained relatively constant.

          Recently Issued Accounting Standards

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. There was no effect from this statement on the Partnership's financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.




                                     9 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED

          Recently Issued Accounting Standards (Continued)

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, an amendment of Accounting Principals Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded.

          FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

          Quantitative and Qualitative Disclosures of Market Risk

          The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's remaining mortgage note payable at March 31, 2002 is at a fixed rate of interest.



                                    10 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the period ended March 31, 2002.




                                    11 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

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

                                  WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                  BY:  ONE WINTHROP PROPERTIES, INC.
                                       Managing General Partner

                                       BY:  /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director

                                       BY:  /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer






                                            Dated:  May 14, 2002









                                    12 of 14

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

EXHIBIT INDEX

      Exhibit                                                         Page No.
      -------                                                         --------

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                          14























                                    13 of 14

                                                                      EXHIBIT 99

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002


SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

     1. Statement of Cash Available for Distribution for the three months ended March 31, 2002:

          Net income                                                            $  256,000
          Add:    Depreciation and amortization charged to net income not
                     affecting cash available for distribution                      26,000
                  Minimum lease payments received, net of interest
                     income earned, on leases accounted for under the
                     financing method                                                6,000
                  Net proceeds from sale of property                               414,000
          Less:   Mortgage principal payments                                       (6,000)
                  Gain on sale of property                                         (59,000)
                  Cash to reserves                                                 (98,000)
                                                                                ----------
          Cash Available for Distribution                                       $  539,000
                                                                                ==========
          Distributions Allocated to General Partners                           $   10,000
                                                                                ==========
          Distributions Allocated to Limited Partners                           $  529,000
                                                                                ==========

     2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 2002:

                Entity Receiving                             Form of
                  Compensation                            Compensation                            Amount
          ------------------------           -------------------------------------------        ----------
          Winthrop
          Management LLC                     Property Management Fees                            $  4,000

          WFC Realty Co., Inc.
          (Initial Limited Partner)          Interest in Cash Available for Distribution         $    264

          One Winthrop Properties, Inc.      Interest in Cash Available for Distribution         $  4,000
          (General Partner)

          Linnaeus-Hampshire Realty
          Limited Partnership
          (General Partner)                  Interest in Cash Available for Distribution         $  6,000





                                    14 of 14