Form 10QSB
period 2002-06-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2002-08-14
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-9224

                    Winthrop Partners 79 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Massachusetts                                   04-2654152
---------------------------------------    -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
---------------------------------------    -------------------------------------
 (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code     (617) 570-4600
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




                                     1 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                   JUNE 30, 2002  DECEMBER 31,
                                                     (UNAUDITED)     2001
                                                   -------------  ------------
ASSETS
------

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,168 (2002) and $2,116 (2001)                 $ 4,285      $ 4,317
Accounted for under the operating method,
      and held for sale, net of accumulated
      depreciation of $36                                --            355
Accounted for under the financing method                  202          214
                                                      -------      -------
                                                        4,487        4,886

Other Assets:

Cash and cash equivalents                               1,094        1,500
Other assets                                              126           99
                                                      -------      -------

         Total Assets                                 $ 5,707      $ 6,485
                                                      =======      =======

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:

Mortgage note payable                                 $    71      $    83
Accounts payable and accrued expenses                     107           31
Distributions payable to partners                         125          750
                                                      -------      -------

         Total Liabilities                                303          864
                                                      -------      -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                5,494        5,727
General Partners' Deficit                                 (90)        (106)
                                                      -------      -------

         Total Partners' Capital                        5,404        5,621
                                                      -------      -------

         Total Liabilities and Partners' Capital      $ 5,707      $ 6,485
                                                      =======      =======





                       See notes to financial statements.

                                     2 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                      FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                         JUNE 30,     JUNE 30,       JUNE 30,     JUNE 30,
                                                           2002         2001           2002         2001
                                                         --------     --------       --------     --------
INCOME:

Rental income from real estate leases accounted
      for under the operating method                       $244         $261           $486         $680
Interest on short-term investments                            4           15             11           31
Interest income on real estate leases accounted
      for under the financing method                          4            5              9           10
Gain on sale of property                                    --           --              59          --
                                                         ------       ------         ------       ------

         Total income                                       252          281            565          721
                                                         ------       ------         ------       ------

EXPENSES:

Operating                                                     7            6             16           14
Interest                                                      2            2              4            5
Depreciation and amortization                                26           34             52           70
Management fees                                               3            4              7           11
General and administrative                                   23           30             39           45
                                                         ------       ------         ------       ------

         Total expenses                                      61           76            118          145
                                                         ------       ------         ------       ------

Net income                                                 $191         $205           $447         $576
                                                         ======       ======         ======       ======

Net income allocated to general partners                   $ 16         $ 16           $ 36         $ 46
                                                         ======       ======         ======       ======

Net income allocated to limited partners                   $175         $189           $411         $530
                                                         ======       ======         ======       ======

Net income per Unit of Limited Partnership Interest      $17.49       $18.89         $41.08       $52.97
                                                         ======       ======         ======       ======


Distributions per Unit of Limited Partnership Interest   $11.48       $12.10         $64.33       $24.20
                                                         ======       ======         ======       ======




                       See notes to financial statements.

                                     3 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                            UNITS OF
                                             LIMITED             GENERAL              LIMITED                TOTAL
                                           PARTNERSHIP          PARTNERS'            PARTNERS'             PARTNERS'
                                            INTEREST             DEFICIT              CAPITAL               CAPITAL
                                        ------------------  -------------------  -------------------  --------------------
Balance - January 1, 2002                    10,005             $  (106)             $ 5,727                $ 5,621

    Net income                                 --                    36                  411                    447

    Distributions                              --                   (20)                (644)                  (664)
                                            -------             -------              -------                -------

Balance - June 30, 2002                      10,005             $   (90)             $ 5,494                $ 5,404
                                            =======             =======              =======                =======




                       See notes to financial statements.

                                     4 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                      FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,     JUNE 30,
                                                                         2002         2001
                                                                        -------      -------
Cash Flows From Operating Activities:

Net income                                                              $   447      $   576
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                           52           69
      Amortization                                                         --              1
      Gain on sale of property                                              (59)        --
Changes in assets and liabilities:
      (Increase) decrease in other assets                                   (27)          53
      Increase in accounts payable
        and accrued expenses                                                 76            2
                                                                        -------      -------


      Net cash provided by operating activities                             489          701
                                                                        -------      -------

Cash Flows From Investing Activities:

      Additions to building improvements                                    (20)         (91)
      Net proceeds from sale of property                                    414         --
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method          12           11
                                                                        -------      -------

      Net cash provided by (used in) investing activities                   406          (80)
                                                                        -------      -------

Cash Flows From Financing Activities:

      Principal payments on mortgage note                                   (12)         (11)
      Cash distributions                                                 (1,289)        (264)
                                                                        -------      -------

      Cash used in financing activities                                  (1,301)        (275)
                                                                        -------      -------

Net (decrease) increase in cash and cash equivalents                       (406)         346

Cash and cash equivalents, beginning of period                            1,500        1,033
                                                                        -------      -------

Cash and cash equivalents, end of period                                $ 1,094      $ 1,379
                                                                        =======      =======

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
      Cash paid for interest                                            $     4      $     5
                                                                        =======      =======

Supplemental Disclosure of Non-Cash Financing Activities:
--------------------------------------------------------
      Accrued distribution to partners                                  $   125      $   132
                                                                        =======      =======


                        See notes to financial statements

                                     5 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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

    The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.  RELATED PARTY TRANSACTIONS

    Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner totaled $7,000 and $11,000 for the six months ended June 30, 2002 and 2001, respectively.

3.  SALE OF PROPERTY

    In January 2002, the Partnership sold the Mexia, Texas property to an unaffiliated third party for $450,000. The Partnership received net proceeds of $414,000, after payment of closing costs of $36,000. The Partnership recognized a gain for financial reporting purposes of $59,000. The net proceeds of $414,000 ($41.37 per unit) were distributed to the limited partners during the second quarter of 2002.






                                     6 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         The Partnership continues to hold an interest in six properties which are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately two and six years. The Partnership also owned a seventh property which was sold in January 2002. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. In January 2002, the Partnership sold the Mexia, Texas property to an unaffiliated third party for $450,000. The Partnership received net proceeds of $414,000, after payment of closing costs of $36,000. The Partnership recognized a gain for financial reporting purposes of $59,000 and will recognize a gain for tax reporting purposes of $151,000. The net proceeds of $414,000 ($41.37 per unit) were distributed to the limited partners during the second quarter of 2002.

         The tenant at the Partnership's Hillside, Illinois property, Frank's Nursery Sales, Inc. ("Frank's"), filed for protection under Chapter 11 of the United States Bankruptcy Code and is presently operating under a Plan of Reorganization. Frank's Plan was approved by the Bankruptcy Court on May 7, 2002, however, the Partnership has yet to receive notification as to whether or not the tenant will reject or accept its lease, although the tenant has continued to make its monthly rental payments. If the tenant elects to reject its lease, the lease will be terminated and the Partnership will become responsible for all costs associated with the property. If the lease is rejected, the Partnership will seek to re-tenant or sell the property. This tenant represents approximately 7% of base rental revenue.




                                     7 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
         ---------------------------------------------------------------------

         Liquidity and Capital Resources (Continued)
         -------------------------------------------

         The level of liquidity based on cash and cash equivalents experienced a $406,000 decrease at June 30, 2002, as compared to December 31, 2001. The Partnership's $489,000 of net cash provided by operating activities and $406,000 of net cash provided by investing activities was more than offset by $1,301,000 of cash used in financing activities. Investing activities consisted of $414,000 of net proceeds received from the sale of a property and $12,000 of lease payments received under a financing lease, which were partially offset by $20,000 of additions to building improvements. Financing activities consisted of $12,000 of mortgage principal payments and $1,289,000 of partner distributions. At June 30, 2002, the Partnership had $1,094,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At June 30, 2002, the Partnership recorded an accrued distribution of $125,000, which consisted of distributions of $10,000 to the general partners and $115,000 ($11.48 per unit) to the limited partners. In addition, the Partnership made distributions of $1,289,000 during the six months ended June 30, 2002, which consisted of distributions of $70,000 to the general partners and $1,219,000 ($121.82 per unit) to the limited partners.

         The Partnership requires cash primarily to pay principal and interest on its mortgage note, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership's rental and interest income was sufficient for the six months ended June 30, 2002, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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

         Results of Operations
         ---------------------

         The Partnership's net income decreased by $129,000 for the six months ended June 30, 2002 as compared to 2001 due to a decrease in income of $156,000 which was partially offset by a decrease in expenses of $27,000.


                                     8 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
         ---------------------------------------------------------------------

         Results of Operations (Continued)
         ---------------------------------

         Income decreased due to decreases in rental income from real estate leases accounted for under the operating method of $194,000, interest on real estate leases accounted for under the financing method of $1,000, and interest on short-term investments of $20,000 which were partially offset by a gain on sale of a property during the six months ended June 30, 2002 of $59,000. Rental income from real estate leases accounted for under the operating method decreased because the tenant at the Partnership's Mexia, Texas property vacated their premises on April 30, 2001 and the Partnership did not re-lease these premises. This property was sold in January 2002 for a gain on sale of $59,000. The decrease in interest income on short-term investments was due to lower cash balances and lower interest rates.

         Expenses decreased primarily due to decreases in depreciation and amortization expense of $18,000, management fees of $4,000, and general and administrative expenses of $6,000. The decrease in depreciation and amortization expense is due to the sale of the Mexia, Texas property. The decrease in management fees relate to the decrease in rental income from leases accounted for under the operating method. Other items of expense remained relatively constant.


         Recently Issued Accounting Standards
         ------------------------------------

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. There was no effect from this statement on the Partnership's financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.




                                     9 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
         ----------------------------------------------------------------------

         Recently Issued Accounting Standards (Continued)
         ------------------------------------------------

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

         Quantitative and Qualitative Disclosures of Market Risk
         -------------------------------------------------------

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's remaining mortgage note payable at June 30, 2002 is at a fixed rate of interest.








                                    10 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------



PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a) Exhibits:

             99.1 Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

             99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the three months ended June 30, 2002.





                                    11 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


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


                               WINTHROP PARTNERS 79 LIMITED PARTNERSHIP


                               BY: ONE WINTHROP PROPERTIES, INC.
                                   Managing General Partner



                               BY: /s/ Michael L. Ashner
                                   ------------------------------------
                                   Michael L. Ashner
                                   Chief Executive Officer and Director


                               BY: /s/ Thomas C. Staples
                                   ------------------------------------
                                   Thomas C. Staples
                                   Chief Financial Officer


                                   Dated: August 12, 2002





                                    12 of 15

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    -----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


EXHIBIT INDEX


         Exhibit                                                 Page No.
         -------                                                 --------

99.1     Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                  14

99.2     Certification Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.                                15





                                    13 of 15