Form 10QSB
period 2002-09-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2002-11-13
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                              -------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9224
                                                 ------
                    Winthrop Partners 79 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                           Massachusetts                                              04-2654152
         ---------------------------------------------------         ---------------------------------------------
                  (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
                     incorporation or organization)

              7 Bulfinch Place, Suite 500, Boston, MA                                 02114-9507
         ---------------------------------------------------         ---------------------------------------------
              (Address of principal executive office)                                 (Zip Code)

                  Registrant's telephone number, including area code     (617) 570-4600
                                                                     -----------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

                                     1 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                             SEPTEMBER 30, 2002         DECEMBER 31,
                                                                 (UNAUDITED)                2001
                                                            ---------------------   ---------------------

ASSETS
Real Estate Leased to Others:
Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,194 (2002) and $2,116 (2001)                           $ 4,265                   $ 4,317
Accounted for under the operating method,
      and held for sale, net of accumulated
      depreciation of $36                                            --                       355
Accounted for under the financing method                            196                       214
                                                                --------                 --------
                                                                  4,461                     4,886
Other Assets:
Cash and cash equivalents                                         1,288                     1,500
Other assets                                                         25                        99
                                                                --------                 --------
         Total Assets                                           $ 5,774                   $ 6,485
                                                                ========                 ========
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage note payable                                            $   64                  $    83
Accounts payable and accrued expenses                               118                       31
Distributions payable to partners                                   125                      750
                                                                --------                --------
         Total Liabilities                                          307                      864
                                                                --------                --------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                          5,552                    5,727
General Partners' Deficit                                           (85)                    (106)
                                                                --------                --------
         Total Partners' Capital                                  5,467                    5,621
                                                                --------                --------
         Total Liabilities and Partners' Capital                $ 5,774                  $ 6,485
                                                                ========                ========


                       See notes to financial statements.

                                     2 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)



                                                           FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,          SEPTEMBER 30,
                                                         2002                  2001             2002                   2001
                                                    ----------------     ----------------  ----------------    -------------------
INCOME:
Rental income from real estate leases accounted
      for under the operating method                        $242               $243               $728                 $923
Interest on short-term investments                             5                 12                 16                   43
Interest income on real estate leases accounted
      for under the financing method                           5                  5                 14                   15
Gain on sale of property                                     --                  --                 59                   --
                                                          ------             ------             ------               ------
         Total income                                        252                260                817                  981
                                                          ------             ------             ------               ------
EXPENSES:

Operating                                                     10                  4                 26                   18
Interest                                                       2                  2                  6                    7
Depreciation and amortization                                 26                 35                 78                  105
Management fees                                                4                  3                 11                   14
General and administrative                                    22                 21                 61                   66
                                                          ------             ------             ------               ------
         Total expenses                                       64                 65                182                  210
                                                          ------             ------             ------               ------
Net income                                                  $188               $195               $635                 $771
                                                          ======             ======             ======               ======
Net income allocated to general partners                    $ 15               $ 16               $ 51                 $ 62
                                                          ======             ======             ======               ======
Net income allocated to limited partners                    $173               $179               $584                 $709
                                                          ======             ======             ======               ======
Net income per Unit of Limited Partnership Interest       $17.29             $17.89             $58.37               $70.86
                                                          ======             ======             ======               ======
Distributions per Unit of Limited Partnership Interest    $11.48             $12.10             $75.81               $36.30
                                                          ======             ======             ======               ======















                       See notes to financial statements.

                                     3 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                            UNITS OF
                                             LIMITED             GENERAL          LIMITED         TOTAL
                                           PARTNERSHIP          PARTNERS'        PARTNERS'       PARTNERS'
                                            INTEREST             DEFICIT          CAPITAL         CAPITAL
                                          ------------        -----------       -----------     ------------
Balance - January 1, 2002                    10,005           $     (106)       $    5,727      $     5,621
    Net income                                    -                   51               584              635
    Distributions                                 -                  (30)             (759)            (789)
                                          ------------        -----------       -----------     ------------
Balance - September 30, 2002                 10,005           $      (85)       $    5,552      $     5,467
                                          ============        ===========       ===========     ============

















                       See notes to financial statements.

                                     4 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)


                                                                                      FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                                                       2002                2001
                                                                                 ---------------      ---------------
Cash Flows From Operating Activities:
Net income                                                                         $     635             $    771
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                        78                  104
      Amortization                                                                         -                    1
      Gain on sale of property                                                           (59)                   -
Changes in assets and liabilities:
      Decrease in other assets                                                            74                   55
      Increase (decrease) in accounts payable
        and accrued expenses                                                              87                   (1)
                                                                                   ----------            ---------
      Net cash provided by operating activities                                          815                  930
                                                                                   ----------            ---------
Cash Flows From Investing Activities:
      Additions to building improvements                                                 (26)                 (91)
      Net proceeds from sale of property                                                 414                    -
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                       18                   17
                                                                                   ----------            ---------
      Net cash provided by (used in) investing activities                                406                  (74)
                                                                                   ----------            ---------
Cash Flows From Financing Activities:
      Principal payments on mortgage note                                                (19)                 (17)
      Cash distributions                                                              (1,414)                (395)
                                                                                   ----------            ---------
      Cash used in financing activities                                               (1,433)                (412)
                                                                                   ----------            ---------
Net (decrease) increase in cash and cash equivalents                                    (212)                 444
Cash and cash equivalents, beginning of period                                         1,500                1,033
                                                                                   ----------            ---------
Cash and cash equivalents, end of period                                           $   1,288             $  1,477
                                                                                   ==========            =========
Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                       $       6             $      7
                                                                                   ==========            =========
Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distribution to partners                                             $     125             $    132
                                                                                   ==========            =========



                       See notes to financial statements.

                                     5 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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

             The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.           RELATED PARTY TRANSACTIONS

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner totaled $11,000 and $14,000 for the nine months ended September 30, 2002 and 2001, respectively.

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















                                     6 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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

              The tenant at the Partnership's Hillside, Illinois property, Frank's Nursery Sales, Inc. ("Frank's"), filed for protection under Chapter 11 of the United States Bankruptcy Code. Frank's Plan of Reorganization was approved by the Bankruptcy Court on May 7, 2002 and became effective May 20, 2002. Pursuant to the Plan, Frank's elected to assume its lease with the Partnership. This tenant represents approximately 7% of base rental revenue.











                                     7 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

          Liquidity and Capital Resources (Continued)

          The level of liquidity based on cash and cash equivalents experienced a $212,000 decrease at September 30, 2002, as compared to December 31, 2001. The Partnership's $815,000 of net cash provided by operating activities and $406,000 of net cash provided by investing activities was more than offset by $1,433,000 of cash used in financing activities. Investing activities consisted of $414,000 of net proceeds received from the sale of a property and $18,000 of lease payments received under a financing lease, which were partially offset by $26,000 of additions to building improvements. Financing activities consisted of $19,000 of mortgage principal payments and $1,414,000 of partner distributions. At September 30, 2002, the Partnership had $1,288,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At September 30, 2002, the Partnership recorded an accrued distribution of $125,000, which consisted of distributions of $10,000 to the general partners and $115,000 ($11.48 per unit) to the limited partners. In addition, the Partnership made distributions of $1,414,000 during the nine months ended September 30, 2002, which consisted of distributions of $80,000 to the general partners and $1,334,000 ($133.30 per unit) to the limited partners.

          The Partnership requires cash primarily to pay principal and interest on its mortgage note, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 2002, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

          The Partnership's only contractual obligation is a mortgage note payable in the amount of $64,000 at September 30, 2002 which matures in December 2004.

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

          Results of Operations

          The Partnership's net income decreased by $136,000 for the nine months ended September 30, 2002 as compared to 2001 due to a decrease in income of $164,000 which was partially offset by a decrease in expenses of $28,000.

                                     8 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

          Results of Operations (Continued)

          Income decreased due to decreases in rental income from real estate leases accounted for under the operating method of $195,000, interest on real estate leases accounted for under the financing method of $1,000, and interest on short-term investments of $27,000 which were partially offset by a gain on sale of a property during the nine months ended September 30, 2002 of $59,000. Rental income from real estate leases accounted for under the operating method decreased because the tenant at the Partnership's Mexia, Texas property vacated their premises on April 30, 2001 and the Partnership did not re-lease these premises. This property was sold in January 2002 for a gain on sale of $59,000. The decrease in interest income on short-term investments was due to lower cash balances and lower interest rates.

          Expenses decreased primarily due to decreases in depreciation and amortization expense of $27,000, management fees of $3,000, and general and administrative expenses of $5,000, which were partially offset by an increase in operating expenses of $8,000. The decrease in depreciation and amortization expense is due to the sale of the Mexia, Texas property. The decrease in management fees relate to the decrease in rental income from leases accounted for under the operating method. Other items of expense remained relatively constant.


          Recently Issued Accounting Standards

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

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




                                     9 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

          Recently Issued Accounting Standards (Continued)

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

          Quantitative and Qualitative Disclosures of Market Risk

          The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's remaining mortgage note payable at September 30, 2002 is at a fixed rate of interest.

Item 3.   CONTROLS AND PROCEDURES

          The registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.










                                    10 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002



PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               99.1     Supplementary Information Required Pursuant to
                        Section 9.4 of the Partnership Agreement.

               99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the three months ended September 30, 2002.




























                                    11 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


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


                                  WINTHROP PARTNERS 79 LIMITED PARTNERSHIP


                                  BY:  ONE WINTHROP PROPERTIES, INC.
                                       Managing General Partner



                                       BY: /s/ Michael L. Ashner
                                           -------------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer and Director


                                       BY: /s/ Thomas C. Staples
                                           -------------------------------------
                                           Thomas C. Staples
                                           Chief Financial Officer





                                            Dated:     November 12, 2002














                                    12 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

          I, Michael L. Ashner, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Partners 79 Limited Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



                                    13 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




          Date:    November 12, 2002     /s/ Michael L. Ashner
                                        -------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer and
                                        Director

































                                    14 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

          I, Thomas C. Staples, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Partners 79 Limited Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



                                    15 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




          Date:    November 12, 2002     /s/ Thomas C. Staples
                                         --------------------------------
                                         Thomas C. Staples
                                         Chief Financial Officer

































                                    16 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


EXHIBIT INDEX


         Exhibit                                                                              Page No.
         -------                                                                              --------
99.1     Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                                               18

99.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                19




































                                    17 of 19