Form 10KSB
period 2002-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2003-03-28
CIK 277886

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2002                  Commission File No. 0-9224
                   -----------------                                      ------

                 WINTHROP PARTNERS 79 LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)

         Massachusetts                                           04-2654152
-------------------------------                                --------------
(State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization)                              Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts       02114
-----------------------------------------------------------------       -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant's revenues for its most recent fiscal year were $1,068,000

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

         The Partnership originally invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $60,000 that were originally set aside as reserves, in ten real properties. The Partnership has sold four of these properties. See Item 2, "Description of Properties" for a description of Registrant's remaining properties. The funds set aside in reserves were invested in money market instruments and applied, over time, to repairs, improvements and other items associated with Partnership's obligations in respect of the Properties. The reserve balance as of December 31, 2002 net of accounts payable, accrued expenses and distributions payable to Partners was approximately $733,000. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 6% of their adjusted capital contributions on a cumulative basis, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. See "Item 7 Financial Statements, Note 2." Distributions of sale proceeds will be made as a return of capital until investors have received a return of their original capital contribution. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to investors until they have received their $1,000 per unit capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. At December 31, 2002, Limited Partners had received a return of capital equal to $234.48.

Property Matters

         Wal-Mart, Mexia, Texas. On October 29, 1999, the Partnership received a notice from Walmart Stores that it had elected not to exercise its option to extend its lease at the Partnership's Mexia, Texas property. In September 2000, Walmart Stores extended their lease for six more months, at double the then current rental rate. On April 30, 2001, the lease expired and from May 1, 2001 to January 18, 2002 the Partnership was responsible for all costs associated with this property. The property was sold on January 18, 2002 to an unaffiliated third party for a net price of $414,000. The Partnership recognized a gain on sale of $59,000.

         Creative Paint & Wallpaper, Inc. and B&G, Inc. dba Splash Pools & Spas, fka Handy Dan, Hurst, Texas. During the first quarter of 2001, Creative Paint & Wallpaper, Inc. exercised its option to extend the lease term to January 31, 2008, and B&G, Inc. elected to extend the term to January 31, 2006.

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

Item 2. Description of Properties.

         A description of the Partnership's properties at February 1, 2003 is as follows. All of Registrant's remaining properties are owned in fee.

                                                 Date of      Total Cost of   Original Portfolio   Size Building/
Tenant/Location                                 Purchase     the Property(1)     Percentage(2)     Land Sq. Ft.
---------------                                 --------     ---------------  ------------------   --------------

J.C. Penney  Batavia, NY                         8/1/79        $1,092,598              8           38,720/38,720

Toys "R" Us San Antonio, TX                      1/25/80       $1,987,366            14.6          45,000/195,970

Toys "R" Us Fort Worth, TX                       1/25/80       $1,873,532            13.7          45,000/185,105

Frank's Nursery Sales, Inc. Hillside, IL         1/30/80       $  706,008             5.2          14,920/122,000

Lucky Stores, Inc. Cedar Rapids, IA(3)           6/2/80        $1,522,908            11.2          36,856/133,110

Creative Paint & Wallpaper, Inc. and B&G,        6/10/80       $1,636,061            12.1          36,000/180,000
Inc. dba  Splash Pools & Spas, fka Handy
Dan Hurst, TX (4)

-------------------------

(1)      Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.
(3) During 1999, Lucky Stores, Inc. exercised its option to sublet the premises to Graphics Division of Rockwell Collins International, an avionics and defense communications company. Lucky Stores remains liable for all obligations under its lease agreement.
(4) Due to default and bankruptcy of prior tenant Channel Homes, fka Handy Dan, new leases with two new tenants (Creative Paint & Wallpaper, Inc. and B&G, Inc.) were entered into as of February 1, 1991 for this property. In 1995, Creative Paint & Wallpaper, Inc. sublet its space to Floors, Inc.

         The Partnership owns the fee interest in each of these properties. The Hillside, Illinois property is subject to a first mortgage securing indebtedness which was incurred or assumed by the Partnership in connection with the acquisition. See "Item 7, Financial Statements, Note - 6" for information relating to the mortgage encumbering this property. All of the properties are commercial in nature. Each of the other Properties is net leased to a single tenant unaffiliated with the Partnership (with the sole exception of the Hurst, Texas property which is now leased to two tenants, Floors, Inc. and B&G, Inc.). Each of the tenants, other than Creative Paint and Wallpaper, Inc. and B&G, Inc., is a public company or a subsidiary of a public company.

         The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The San Antonio, Fort Worth, Hillside and Cedar Rapids Properties are triple net leased to the tenants. As a result, the Partnership has no responsibility for any maintenance, repairs or improvements associated with the Properties. In addition, the tenants at these properties are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. From May 1, 2001 to January 18, 2002 (the date on which the property was sold), the Partnership was responsible for all costs associated with the Mexia, Texas property. The Partnership believes that each of the properties are adequately insured. With respect to the lease with J.C. Penney Co., Inc., Batavia, NY, the Partnership is responsible for all structural and exterior repairs and carrying insurance. The Partnership spent $2,473 and $4,199 for roof and HVAC repairs at this property in 2002 and 2001, respectively. With respect to the leases with Creative Paint & Wallpaper and B&G, Inc., Hurst, TX, the Partnership is responsible for structural maintenance of the premises. The Partnership spent $6,224 and $7,237 in 2002 and 2001, respectively for these items. Under both leases at this Property, the Partnership is required to administer the payment of real estate taxes and to procure and maintain insurance for the Property. The Partnership is fully reimbursed for real estate taxes and for annual insurance premiums.

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

         Tenants with 2002 rental payments of 10% or more of the Partnership's total rental revenue are as follows: Toys "R" Us, Inc., San Antonio, Texas, 26%; Toys "R" Us, Inc., Ft. Worth, Texas, 24%; Lucky Stores, Inc., Cedar Rapids, Iowa, 12%; J.C. Penney, Batavia, New York, 11%; Creative Paint & Wallpaper, Inc., Hurst, Texas, 10%; and B&G, Inc., Hurst, Texas 10%.

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2002 annual base rent for the leases at the properties:

                                                              Lease           Renewal
Tenant Property/Location           Business of Tenant       Expiration       Options(1)     2002 Annual Rent
------------------------           ------------------       ----------       ----------     ----------------
J.C. Penney Batavia, NY            Retail Dept. Store        8/31/2004         4 - 5Yr.         $116,160
Toys "R" Us  San Antonio, TX       Toy Store                 7/31/2005         5 - 5Yr.         $262,532
Toys "R" Us Fort Worth, TX         Toy Store                 7/31/2005         5 - 5Yr.         $247,569
Frank's Nursery Sales, Inc.        Nursery and Crafts       12/31/2004         2 - 5Yr.         $67,000
     Hillside, IL
Lucky Stores, Inc. Cedar           Graphic Arts              6/2/2005          5 - 5Yr.         $117,200
     Rapids, IA(2)
Creative Paint & Wallpaper, Inc.   Paint & Wallpaper         1/31/2008         1 - 7Yr.         $202,708
     and B&G, Inc. dba Splash      Store and Bath & Spa      1/31/2006
     Pools & Spas, fka Handy       Store
     Dan Hurst, TX(3)

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

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2002:

                        Gross
                       Carrying      Accumulated                              Federal
Property               Value(1)     Depreciation(1)    Rate       Method     Tax Basis
--------              ----------    ---------------   -------     ------     ---------
Batavia, NY           $1,142,598      $  836,069      7/40 yr.      S/L      $  306,350
San Antonio, TX        1,063,730          79,328      10 yr.        S/L       1,050,934
Fort Worth, TX           850,513          87,863      10 yr.        S/L         800,810
Hillside, IL             450,938              --            --       --         301,695
Cedar Rapids, IA       1,522,907       1,025,867      7/40 yr.      S/L         497,032
Hurst, TX              1,618,319         192,474      7/40 yr.      S/L         777,332


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

         As of March 1, 2003, there were 597 holders of 10,005 outstanding
Units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 2002 and 2001, Registrant made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                               Amount of
   Distribution with Respect to               Distribution
           Quarter Ended                        Per Unit
   ----------------------------          ------------------------
                                          2002              2001
                                         ------            ------
   March 31                              $52.85            $12.10
   June 30                                11.48             12.10
   September 30                           11.48             12.10
   December 31                            45.24             68.97

See "Item 6. Management's Discussion and Analysis and Plan of Operation" for disclosure regarding the Partnership's ability to make distributions in the future.

         Affiliates of the General Partner own a total of 2,384.25 Units representing approximately 23.83% of the total outstanding Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

Liquidity and Capital Resources

         The Partnership continues to hold an interest in six properties which are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately two and five years. The Partnership also owned a seventh property which was sold in January 2002. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. In January 2002, the Partnership sold the Mexia, Texas property to an unaffiliated third party for $450,000. The Partnership received net proceeds of $414,000, after payment of closing costs of $36,000. The Partnership recognized a gain for financial reporting purposes of $59,000 and a gain for tax reporting purposes of $151,000. The net proceeds of $414,000 ($41.37 per unit) were distributed to the limited partners during the second quarter of 2002.

         The tenant at the Partnership's Hillside, Illinois property, Frank's Nursery Sales, Inc. ("Frank's"), filed for protection under Chapter 11 of the United States Bankruptcy Code. Frank's Plan of Reorganization was approved by the Bankruptcy Court on May 7, 2002 and became effective May 20, 2002. Pursuant to the Plan, Frank's elected to assume its lease with the Partnership. This tenant represents approximately 7% of base rental receipts.

         The level of liquidity based on cash and cash equivalents experienced a $171,000 decrease at December 31, 2002, as compared to December 31, 2001. The Partnership's $980,000 of net cash provided by operating activities and $412,000 of net cash provided by investing activities was more than offset by $1,563,000 of cash used in financing activities. Investing activities consisted of $414,000 of net proceeds received from the sale of a property and $24,000 of lease payments received under a financing lease, which were partially offset by $26,000 of additions to real estate. Financing activities consisted of $25,000 of mortgage principal payments and $1,538,000 of partner distributions. At December 31, 2002, the Partnership had $1,329,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At December 31, 2002, the Partnership recorded an accrued distribution of $492,000, which consisted of distributions of $39,000 to the general partners and $453,000 ($45.24 per unit) to the limited partners. In addition, the Partnership made distributions of $1,538,000 during the year ended December 31, 2002, which consisted of distributions of $90,000 to the general partners and $1,448,000 ($144.78 per unit) to the limited partners.

         The Partnership requires cash primarily to pay principal and interest on its mortgage note, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's tenant leases, based upon 2002 base rental revenue, are presently scheduled to expire as follows; 18% in 2004, 62% in 2005, 10% in 2006 and 10% in 2008. The
Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership's rental and interest income was sufficient for the year ended December 31, 2002, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

         The Partnership's only contractual obligation is a mortgage note payable in the amount of $58,000 at December 31, 2002 which matures in December 2004.

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

Results of Operations

         The Partnership's net income decreased by $97,000 for the year ended December 31, 2002 as compared to 2001 due to a decrease in income of $169,000 which was partially offset by a decrease in expenses of $72,000.

         Income decreased due to decreases in rental income from real estate leases accounted for under the operating method of $194,000, interest on real estate leases accounted for under the financing method of $2,000, and interest on short-term investments of $32,000 which were partially offset by a gain on sale of a property during the year ended December 31, 2002 of $59,000. Rental income from real estate leases accounted for under the operating method decreased because the tenant at the Partnership's Mexia, Texas property vacated the property on April 30, 2001 and the Partnership did not re-lease this property. This property was sold in January 2002 for a gain on sale of $59,000. The decrease in interest income on short-term investments was due to lower cash balances and lower interest rates.

         Expenses decreased due to decreases in depreciation and amortization expense of $31,000, management fees of $3,000, general and administrative expenses of $10,000, operating expenses of $25,000, and interest expense of $3,000. The decrease in depreciation and amortization expense and operating expenses is due to the sale of the Mexia, Texas property.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The Partnership adopted this statement on January 1, 2002. There was no effect from this statement on the Partnership's financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's financial statements.

Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's remaining mortgage note payable at December 31, 2002 is at a fixed rate of interest.

Item 7.  Financial Statements

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2001

                                      INDEX

                                                                      Page
                                                                      ----


Independent Auditors' Report...........................................14

Financial Statements:

Balance Sheets as of December 31, 2002 and 2001........................15

Statements of Income for the Years Ended
     December 31, 2002 and 2001........................................16

Statements of Partners' Capital for the Years Ended
     December 31, 2002 and 2001........................................17

Statements of Cash Flows for the Years Ended
     December 31, 2002 and 2001........................................18

Notes to Financial Statements..........................................19

                          Independent Auditors' Report


To the Partners
Winthrop Partners 79 Limited Partnership


We have audited the accompanying balance sheets of Winthrop Partners 79 Limited Partnership (a Massachusetts limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 79 Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
January 31, 2003

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)


                                                            DECEMBER 31,
                                                       ---------------------
                                                        2002          2001
                                                       -------       -------
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,221 (2002) and $2,116 (2001)                  $ 4,238       $ 4,317

Accounted for under the operating method,
      and held for sale, net of accumulated
      depreciation of $36                                 --             355

Accounted for under the financing method                   190           214
                                                       -------       -------
                                                         4,428         4,886

Other Assets:

Cash and cash equivalents                                1,329         1,500
Other assets                                                60            99
                                                       -------       -------

          Total Assets                                 $ 5,817       $ 6,485
                                                       =======       =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage note payable                                  $    58       $    83
Accounts payable and accrued expenses                      104            31
Distributions payable to partners                          492           750
                                                       -------       -------

          Total Liabilities                                654           864
                                                       -------       -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized,
   issued and outstanding - 10,005 Units                 5,272         5,727
General Partners' Deficit                                 (109)         (106)
                                                       -------       -------

          Total Partners' Capital                        5,163         5,621
                                                       -------       -------

          Total Liabilities and Partners' Capital      $ 5,817       $ 6,485
                                                       =======       =======

                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)


                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                           -------------------
                                                            2002        2001
                                                           -------     -------
Income:
Rental income from real estate leases accounted
      for under the operating method                       $   971     $ 1,165
Interest on short-term investments                              20          52
Interest income on real estate leases accounted
      for under the financing method                            18          20
Gain on sale of property                                        59          --
                                                           -------     -------

         Total income                                        1,068       1,237
                                                           -------     -------

Expenses:
Operating                                                       41          66
Interest                                                         7          10
Depreciation and amortization                                  105         136
Management fees                                                 15          18
General and administrative                                      78          88
                                                           -------     -------

         Total expenses                                        246         318
                                                           -------     -------

Net income                                                 $   822     $   919
                                                           =======     =======

Net income allocated to General Partners                   $    66     $    74
                                                           =======     =======

Net income allocated to Limited Partners                   $   756     $   845
                                                           =======     =======

Net income per Unit of Limited Partnership Interest        $ 75.56     $ 84.46
                                                           =======     =======

Distributions per Unit of Limited Partnership Interest     $121.05     $105.25
                                                           =======     =======




                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                        (In Thousands, Except Unit Data)


                               Units of
                                Limited        General       Limited        Total
                              Partnership     Partners'     Partners'     Partners'
                                Interest       Deficit       Capital       Capital
                              -----------     ---------     ---------     ---------

Balance - January 1, 2001         10,005       $   (88)      $ 5,935       $ 5,847

    Net income                                      74           845           919
    Distributions                                  (92)       (1,053)       (1,145)
                                 -------       -------       -------       -------

Balance - December 31, 2001       10,005          (106)        5,727         5,621

    Net income                                      66           756           822
    Distributions                                  (69)       (1,211)       (1,280)
                                 -------       -------       -------       -------

Balance - December 31, 2002       10,005       $  (109)      $ 5,272       $ 5,163
                                 =======       =======       =======       =======

                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $   822       $   919
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                              105           135
      Amortization                                                               --             1
      Gain on sale of property                                                  (59)           --

Changes in assets and liabilities:
      Decrease in other assets                                                   39            27
      Increase in accounts payable and
           accrued expenses                                                      73             3
                                                                            -------       -------

      Net cash provided by operating activities                                 980         1,085
                                                                            -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method              24            23
      Net proceeds from sale of property                                        414          --
      Additions to real estate                                                  (26)          (91)
                                                                            -------       -------

      Net cash provided by (used in) investing activities                       412           (68)
                                                                            -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Principal payments on mortgage notes                                      (25)          (23)
      Cash distributions                                                     (1,538)         (527)
                                                                            -------       -------

      Cash used in financing activities                                      (1,563)         (550)
                                                                            -------       -------

Net (decrease) increase in cash and cash equivalents                           (171)          467

Cash and Cash Equivalents, Beginning of Year                                  1,500         1,033
                                                                            -------       -------

Cash and Cash Equivalents, End of Year                                      $ 1,329       $ 1,500
                                                                            =======       =======

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                $     7       $    10
                                                                            =======       =======

Supplemental Disclosure of Non-cash Financing
      Activities -
Distributions accrued to partners                                           $   492       $   750
                                                                            =======       =======

                       See notes to financial statements.

                     WINTHROP PARTNER 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

                     WINTHROP PARTNER 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Percentage Rent

     The Partnership had entered into several leases that provided for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents were recorded when earned. The Partnership did not receive any percentage rent for the year ended December 31, 2002. The Partnership received percentage rent totaling $121,000 for the year ended December 31, 2001. The Partnership does not receive percentage rent from any of its present tenants.

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

     Distributions to Partners

     The Partnership's distributions (paid or accrued) aggregated $69,000 and $92,000 to the general partners and $1,211,000 ($121.05 per unit) and $1,053,000 ($105.25 per unit) to its limited partners for the years ended December 31, 2002 and 2001, respectively. The cash distribution due partners for the years ended December 31, 2002 and 2001 is recorded in the accompanying financial statements as a liability and a reduction of partners' capital.

                     WINTHROP PARTNER 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

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

                     WINTHROP PARTNER 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)


     Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The Partnership adopted this statement on January 1, 2002. There was no effect from this statement on the Partnership's financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Intepretation

                     WINTHROP PARTNER 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Standards (Continued)

     are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's financial statements.

2.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. ("One Winthrop") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 2002 and 2001, Winthrop Management earned $15,000 and $18,000, respectively, for managing the properties of the Partnership.

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

                     WINTHROP PARTNER 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


2.   TRANSACTIONS WITH RELATED PARTIES (Continued)

     During 2002 and 2001, an affiliate of the general partners acquired approximately 5 units and 110 units, respectively, of the total limited partnership units of the Partnership. As a result of these purchases, and purchases made in prior years, affiliates of the general partners own approximately 24% of the outstanding limited partnership units.

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                December 31,
                                       -----------------------------
                                          2002              2001
                                       -----------       -----------

         Land                          $ 3,063,000       $ 3,063,000
         Commercial buildings            3,396,000         3,370,000
         Accumulated depreciation       (2,221,000)       (2,116,000)
                                       -----------       -----------

                                       $ 4,238,000       $ 4,317,000
                                       ===========       ===========

     As of December 31, 2001, the Partnership had classified real estate of $355,000 as held for sale. This property was sold in January 2002.

     As of December 31, 2002, a property (and related operating lease) with a carrying value of $261,000 was pledged to collateralize the payment of the mortgage note payable.

     The following is a summary of the minimum anticipated future rental receipts, by year, under the noncancelable portion of the operating leases:

              2003..........................................  $  971,000
              2004..........................................     932,000
              2005..........................................     559,000
              2006..........................................     110,000
              2007..........................................     101,000
                                                              ----------
              Total.........................................  $2,673,000
                                                              ==========

                     WINTHROP PARTNER 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)



4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

     Real estate leased to others, accounted for under the financing method, is summarized as follows:

                                                      December 31,
                                               -------------------------
                                                 2002             2001
                                               ---------       ---------
        Minimum lease payments receivable      $  85,000       $ 127,000
        Unguaranteed residual value              133,000         133,000
                                               ---------       ---------
                                                 218,000         260,000
        Less:  Unearned income                   (28,000)        (46,000)
                                               ---------       ---------

                                               $ 190,000       $ 214,000
                                               =========       =========

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the financing lease:

              2003..........................................  $42,000
              2004..........................................   43,000
                                                              -------
              Total.........................................  $85,000
                                                              =======

5.   SIGNIFICANT TENANTS

     For the years ended December 31, 2002 and 2001 approximately 93% and 79% of revenue from rental operations was from six and five tenants, respectively. Each tenant represented 10% or more of revenue from rental operations.

                     WINTHROP PARTNER 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


6.   MORTGAGE NOTE PAYABLE

     The mortgage note payable by the Partnership is summarized as follows:


                                                                         December 31,
                                                                        -----------------
                                                                         2002      2001
                                                                        -------   -------

     10.115% mortgage note, due in monthly installments of $2,730 for
     principal and interest, maturing on December 1, 2004               $58,000   $83,000
                                                                        =======   =======

     As of December 31, 2002 principal payments are required as follows:

           2003................................. $28,000
           2004.................................  30,000
                                                 -------
           Total................................ $58,000
                                                 =======

7.   SALE OF PROPERTY

     On January 18, 2002, the Partnership sold the Mexia, Texas property to an unaffiliated third party for $450,000. The Partnership received net proceeds of $414,000, after payment of closing costs of $36,000. The Partnership recognized a gain for financial reporting purposes of $59,000. The net proceeds of $414,000 ($41.37 per unit) were distributed to the limited partners during the second quarter of 2002.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments. The carrying amount of the Partnership's mortgage note based on the borrowing rates available to the Partnership for mortgage notes with similar terms, was approximately $62,000 and $91,000 at December 31, 2002 and 2001, respectively.

                     WINTHROP PARTNER 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)



9.   TAXABLE INCOME

     The Partnership's taxable income for 2002 and 2001 differs from net income for financial reporting purposes as follows:


                                                                            2002          2001
                                                                          --------      --------
Net income for financial reporting purposes                               $822,000      $919,000
     Plus:        Minimum lease payments received, net of
                  interest income earned, on leases accounted
                   for under the financing method                           24,000        23,000
                  Gain on sale of property                                  92,000            --
                  Depreciation on leases accounted for under the
                  financing method and tax depreciation adjustment

                                                                            27,000        50,000
                                                                          --------      --------

Taxable income                                                            $965,000      $992,000
                                                                          ========      ========

Taxable income per Unit of Limited Partnership Interest                   $  88.78      $  91.26
                                                                          ========      ========



Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2002 and 2001 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2003, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:


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

         Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner currently serves as a director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

         Thomas C. Staples, age 47, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA.

         Peter Braverman, age 51, has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

         Carolyn Tiffany, age 36, has been employed with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. In addition, since August 19, 2002, Ms. Tiffany has served as the Chief Financial Officer of each of the Shelbourne REITs.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a)  Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2003 except Quadrangle Associates I L.L.C., an affiliate of the Managing General Partner, which owns 2,384.25 Units (approximately 23.83%), substantially all of which were acquired pursuant to its tender offer in 1999. The principal office of Quadrangle Associates I L.L.C. is located at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

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

         (b)  Security Ownership of Management.

         At March 1, 2003, the partners of WFA and the officers, directors and the general partner of the General Partners owned as a group 5 Units representing less than 1% of the total number of Units outstanding.

         Affiliates of the General Partner own a total of 2,384.25 Units representing approximately 23.83% of the total outstanding Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

         (c)  Changes in Control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12. Certain Relationship and Related Transactions.

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. Pursuant to Section 4.1 of the Partnership Agreement, the General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the years ended December 31, 2002 and 2001, the Partnership paid or accrued Distributions from Cash Available from Distributions to the General Partner totaling approximately $69,000 and $92,000, respectively.

         During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

         Quadrangle Associates I L.L.C. owns 2,384.25 Units. Quadrangle Associates I L.L.C. receives its proportionate share of Cash Available for Distribution, pursuant to Section 4.1 of the Partnership Agreement.

         Pursuant to Section 5.3A (iii) of the Partnership Agreement, Winthrop Management, LLC receives a Property Management fee equal to 1.5% of cash receipts in excess of cash expenditures other than expenditures for the management fee, debt service payments and capital improvements. For the years ended December 31, 2002 and 2001, Winthrop Management, LLC earned approximately $15,000 and $18,000, respectively, for managing the real properties of the Partnership.

Item 13. Controls and Procedures

         The Managing General Partner's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

Item 14.   Exhibits and Reports on Form 8-K.
-------    --------------------------------

  (a)  Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

  (b)  Reports on Form 8-K

             None

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2003.

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

Signature/Name              Title                             Date
--------------              -----                             ----

/s/ Michael Ashner          Chief Executive Officer           March 28, 2003
------------------          and Director
Michael Ashner


/s/ Thomas Staples          Chief Financial Officer           March 28, 2003
------------------
Thomas Staples

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

         I, Michael L. Ashner, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Winthrop Partners 79 Limited Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                 /s/ Michael L. Ashner
                                      -----------------------
                                      Michael L. Ashner
                                      Chief Executive Officer

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

         I, Thomas Staples, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Winthrop Partners 79 Limited Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003                 /s/ Thomas Staples
                                       -----------------------
                                       Thomas Staples
                                       Chief Financial Officer

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

10(k)         Documents relating to the Handy Dan Hardware, Inc. property in Hurst, Texas                      (d)


10(l)         Lease by and between the Partnership and Creative Paint and Wallpaper, Inc. dated January        (e)
              31, 1991

10(m)         Lease by and between the Partnership and B & G, Inc., d/b/a Splash Pools and Spas, dated         (e)
              January 17, 1991

10(n)         Agreement of Purchase and Sale between Lucky Stores, Inc. and Winthrop Financial Co., Inc.       (b)
              dated November 16, 1979

99.1          Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                          40

99.2          Supplementary Information required pursuant to Section 9.4 of the Partnership Agreement           41



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