Form 10QSB
period 2003-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2003-05-14
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 ---------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9224

                    Winthrop Partners 79 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Massachusetts                               04-2654152
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
---------------------------------------     ------------------------------------
(Address of principal executive office)                  (Zip Code)


        Registrant's telephone number, including area code (617) 570-4600
                                                           --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]






                                     1 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                       MARCH 31, 2003       DECEMBER 31,
                                                         (UNAUDITED)            2002
                                                       --------------       ------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,248 (2003) and $2,221 (2002)                      $ 4,211            $ 4,238
Accounted for under the financing method                       183                190
                                                           -------            -------

                                                             4,394              4,428

Other Assets:

Cash and cash equivalents                                    1,006              1,329
Other assets                                                    28                 60
                                                           -------            -------

         Total Assets                                      $ 5,428            $ 5,817
                                                           =======            =======

Liabilities and Partners' Capital

Liabilities:

Mortgage note payable                                      $    50            $    58
Accounts payable and accrued expenses                           22                104
Distributions payable to partners                              125                492
                                                           -------            -------

         Total Liabilities                                     197                654
                                                           -------            -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                     5,335              5,272
General Partners' Deficit                                     (104)              (109)
                                                           -------            -------

         Total Partners' Capital                             5,231              5,163
                                                           -------            -------

         Total Liabilities and Partners' Capital           $ 5,428            $ 5,817
                                                           =======            =======



                       See notes to financial statements.


                                    2 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                             FOR THE THREE MONTHS ENDED
                                                               MARCH 31,     MARCH 31,
                                                                 2003          2002
                                                               ----------    ---------
Income:

Rental income from real estate leases accounted
      for under the operating method                           $     243     $    242
Interest on short-term investments                                     3            7
Interest income on real estate leases accounted
      for under the financing method                                   4            5
Gain on sale of property                                               -           59
                                                               ----------    ---------

         Total income                                                250          313
                                                               ----------    ---------

Expenses:

Operating                                                              8            9
Interest                                                               1            2
Depreciation                                                          27           26
Management fees                                                        4            4
General and administrative                                            17           16
                                                               ----------    ---------

         Total expenses                                               57           57
                                                               ----------    ---------

Net income                                                     $     193     $    256
                                                               ==========    =========

Net income allocated to general partners                       $      15     $     20
                                                               ==========    =========

Net income allocated to limited partners                       $     178     $    236
                                                               ==========    =========

Net income per Unit of Limited Partnership Interest            $   17.79     $  23.59
                                                               ==========    =========

Distributions per Unit of Limited Partnership Interest         $   11.48     $  52.85
                                                               ==========    =========


                       See notes to financial statements.


                                    3 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                            Units of
                                             Limited             General              Limited          Total
                                           Partnership          Partners'            Partners'        Partners'
                                            Interest             Deficit              Capital          Capital
                                        ------------------  -------------------  ------------------  ----------

Balance - January 1, 2003                     10,005           $    (109)          $    5,272           $  5,163

    Net income                                     -                  15                  178                193

    Distributions                                  -                 (10)                (115)              (125)
                                              ------           ---------           ----------           --------

Balance - March 31, 2003                      10,005           $    (104)          $    5,335           $  5,231
                                              ======           =========           ==========           ========







                       See notes to financial statements.


                                    4 of 19

                               WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                                      FORM 10-QSB MARCH 31, 2003


STATEMENT OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,     MARCH 31,
                                                                    2003          2002
                                                                  ----------    ---------

Cash Flows From Operating Activities:
Net income                                                         $   193       $   256
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                          27            26
  Gain on sale of property                                               -           (59)
Changes in assets and liabilities:
  Decrease (increase) in other assets                                   32           (23)
  (Decrease) increase in accounts payable
  and accrued expenses                                                 (82)            5
                                                                   -------       -------

Net cash provided by operating activities                              170           205
                                                                   -------       -------

Cash Flows From Investing Activities:

  Minimum lease payments received, net of interest income
    earned, on leases accounted for under the financing method           7             6
  Net proceeds received from sale of property                            -           414
                                                                   -------       -------

Cash provided by investing activities                                    7           420
                                                                   -------       -------

Cash Flows From Investing Activities:

  Principal payments on mortgage note                                   (8)           (6)
  Cash distributions                                                  (492)         (750)
                                                                   -------       -------

  Cash used in financing activities                                   (500)         (756)
                                                                   -------       -------

Net decrease in cash and cash equivalents                             (323)         (131)

Cash and cash equivalents, beginning of period                       1,329         1,500
                                                                   -------       -------

Cash and cash equivalents, end of period                           $ 1,006       $ 1,369
                                                                   =======       =======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
  Cash paid for interest                                           $     1       $     2
                                                                   =======       =======
Supplemental Disclosure of Non-Cash Financing Activities:
---------------------------------------------------------
  Accrued distribution to partners                                 $   125       $   539
                                                                   =======       =======





                       See notes to financial statements.


                                    5 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

                          NOTES TO FINANCIAL STATEMENTS

1.           GENERAL

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

             The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.           RELATED PARTY TRANSACTIONS

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner totaled $4,000 for the three months ended March 31, 2003 and 2002.







                                    6 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

              Liquidity and Capital Resources

              The Partnership continues to hold an interest in six properties which are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately one and a half and five years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

              The level of liquidity based on cash and cash equivalents experienced a $323,000 decrease at March 31, 2003, as compared to December 31, 2002. The Partnership's $170,000 of net cash provided by operating activities and $7,000 of cash provided by investing activities was more than offset by $500,000 of cash used in financing activities. Investing activities consisted of $7,000 of lease payments received under a financing lease. Financing activities consisted of $8,000 of mortgage principal payments and $492,000 of partner distributions. At March 31, 2003, the Partnership had $1,006,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At March 31, 2003, the Partnership recorded an accrued distribution of $125,000, which consisted of distributions of $10,000 to the general partners and $115,000 ($11.48 per unit) to the limited partners. In addition, the Partnership made distributions of $492,000 during the three months ended March 31, 2003, which consisted of distributions of $39,000 to the general partners and $453,000 ($45.24 per unit) to the limited partners.



                                    7 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Liquidity and Capital Resources (Continued)

              The Partnership requires cash primarily to pay principal and interest on its mortgage note, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's tenant leases, based upon 2003 base rental revenue, are presently scheduled to expire as follows; 18% in 2004, 62% in 2005, 10% in 2006 and 10% in 2008. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership's rental and interest income was sufficient for the three months ended March 31, 2003, and is expected to be sufficient until the current leases expire, to pay the Partnership's operating expenses and debt service. Upon expiration of tenant leases, the Partnership will be required to extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

              The Partnership's only contractual obligation is a mortgage note payable in the amount of $50,000 at March 31, 2003 and which matures in December 2004.

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

              Results of Operations

              The Partnership's net income decreased by $63,000 for the three months ended March 31, 2003 as compared to 2002 due to a decrease in income of $63,000.

              Income decreased as a result of a gain on sale of a property of $59,000 that was recorded during the three months ended March 31, 2002, while there were no property sales for the three months ended March 31, 2003, and decreases in interest on real estate leases accounted for under the financing method of $1,000 and interest on short-term investments of $4,000, which were partially offset by an increase in rental income from real estate leases accounted for under the operating method of $1,000. The decrease in interest income on short-term investments was due to lower cash balances and lower interest rates. Expenses remained constant.


                                    8 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)

              Recently Issued Accounting Standards

              In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board Opinion No. 30. This statement had no effect on the Partnership's financial statements.

              In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement had no effect on the Partnership's financial statements.

              In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Partnership's financial statements.

              In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities no later than December 31, 2004. The Partnership does not expect that this interpretation will have an impact on the Partnership's financial statements.


                                    9 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Recently Issued Accounting Standards (Continued)

              In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

              Quantitative and Qualitative Disclosures of Market Risk

              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's remaining mortgage note payable at March 31, 2003 is at a fixed rate of interest.

Item 3.       CONTROLS AND PROCEDURES

              The Partnership's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.






                                    10 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  99.1     Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

                  99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2003.




























                                    11 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


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


                                  WINTHROP PARTNERS 79 LIMITED PARTNERSHIP


                                  BY: ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner



                                      BY:  /s/ Michael L. Ashner
                                           -------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer and Director


                                      BY:  /s/ Thomas C. Staples
                                           -------------------------
                                           Thomas C. Staples
                                           Chief Financial Officer





                                           Dated: May 14, 2003





                                    12 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

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

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

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

                                    13 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

             6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                  Date: May 14, 2003     /s/ Michael L. Ashner
                                         ----------------------
                                         Michael L. Ashner
                                         Chief Executive Officer and Director















                                    14 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


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

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

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



                                    15 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


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




                  Date: May 14, 2003              /s/ Thomas C. Staples
                                                  ----------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer





                                    16 of 19

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


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