Form 10QSB
period 2003-06-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2003-08-14
CIK 277886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9224
                                                 ------

                    Winthrop Partners 79 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Massachusetts                                04-2654152
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                     02114-9507
-----------------------------------------  -------------------------------------
(Address of principal executive office)                     (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600
                                                           -----------------


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









                                     1 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                       JUNE 30, 2003    DECEMBER 31,
                                                        (UNAUDITED)         2002
                                                      ---------------   ------------
ASSETS
Real Estate Leased to Others:
Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,274 (2003) and $2,221 (2002)                      $ 4,185      $ 4,238
Accounted for under the financing method                       177          190
                                                           -------      -------

                                                             4,362        4,428

Other Assets:

Cash and cash equivalents                                    1,023        1,329
Other assets                                                    34           60
                                                           -------      -------

         Total Assets                                      $ 5,419      $ 5,817
                                                           =======      =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage note payable                                      $  --        $    58
Accounts payable and accrued expenses                           18          104
Distributions payable to partners                              125          492
                                                           -------      -------

         Total Liabilities                                     143          654
                                                           -------      -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                     5,376        5,272
General Partners' Deficit                                     (100)        (109)
                                                           -------      -------

         Total Partners' Capital                             5,276        5,163
                                                           -------      -------

         Total Liabilities and Partners' Capital           $ 5,419      $ 5,817
                                                           =======      =======






                       See notes to financial statements.

                                     2 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003


STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                         FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                            JUNE 30,    JUNE 30,        JUNE 30,      JUNE 30,
                                                             2003        2002            2003           2002
                                                         -----------   -----------    -----------     --------
INCOME:
Rental income from real estate leases accounted
      for under the operating method                         $  242     $  244          $  485          $  486
Interest on short-term investments                                3          4               6              11
Interest income on real estate leases accounted
      for under the financing method                              4          4               8               9
Gain on sale of property                                         --         --              --              59
                                                             ------     ------          ------          ------

         Total income                                           249        252             499             565
                                                             ------     ------          ------          ------

EXPENSES:

Operating                                                        21          7              29              16
Interest                                                          2          2               3               4
Depreciation                                                     26         26              53              52
Management fees                                                   3          3               7               7
General and administrative                                       27         23              44              39
                                                             ------     ------          ------          ------

         Total expenses                                          79         61             136             118
                                                             ------     ------          ------          ------

Net income                                                   $  170     $  191          $  363          $  447
                                                             ======     ======          ======          ======

Net income allocated to general partners                     $   14     $   16          $   29          $   36
                                                             ======     ======          ======          ======

Net income allocated to limited partners                     $  156     $  175          $  334          $  411
                                                             ======     ======          ======          ======

Net income per Unit of Limited Partnership Interest          $15.59     $17.49          $33.38          $41.08
                                                             ======     ======          ======          ======

Distributions per Unit of Limited Partnership Interest       $11.48     $11.48          $22.96          $64.33
                                                             ======     ======          ======          ======










                       See notes to financial statements.

                                     3 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                UNITS OF
                                 LIMITED          GENERAL        LIMITED        TOTAL
                               PARTNERSHIP       PARTNERS'      PARTNERS'     PARTNERS'
                                INTEREST          DEFICIT        CAPITAL       CAPITAL
                              -------------     ----------    ------------   ------------


Balance - January 1, 2003         10,005         $  (109)      $  5,272      $  5,163

    Net income                         -              29            334           363

    Distributions                      -             (20)          (230)         (250)
                              -----------        --------      ---------     ---------

Balance - June 30, 2003           10,005         $  (100)      $  5,376      $  5,276
                              ===========        ========      =========     =========























                       See notes to financial statements.

                                     4 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                        FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,        JUNE 30,
                                                                          2003            2002
                                                                        --------        --------
Cash Flows From Operating Activities:
Net income                                                              $   363      $   447
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                           53           52
      Gain on sale of property                                             --            (59)
Changes in assets and liabilities:
      Decrease (increase) in other assets                                    26          (27)
      (Decrease) increase in accounts payable
        and accrued expenses                                                (86)          76
                                                                        -------      -------

      Net cash provided by operating activities                             356          489
                                                                        -------      -------

Cash Flows From Investing Activities:

      Additions to building improvements                                   --            (20)
      Net proceeds from sale of property                                   --            414
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method          13           12
                                                                        -------      -------

      Net cash provided by investing activities                              13          406
                                                                        -------      -------

Cash Flows From Financing Activities:

      Satisfaction of mortgage note                                         (46)         --
      Principal payments on mortgage note                                   (12)         (12)
      Cash distributions                                                   (617)      (1,289)
                                                                        -------      -------

      Cash used in financing activities                                    (675)      (1,301)
                                                                        -------      -------

Net decrease in cash and cash equivalents                                  (306)        (406)

Cash and cash equivalents, beginning of period                            1,329        1,500
                                                                        -------      -------

Cash and cash equivalents, end of period                                $ 1,023      $ 1,094
                                                                        =======      =======

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                            $     3      $     4
                                                                        =======      =======

Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distribution to partners                                  $   125      $   125
                                                                        =======      =======






                       See notes to financial statements.

                                     5 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

             The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.           RELATED PARTY TRANSACTIONS

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner totaled $7,000 for the six months ended June 30, 2003 and 2002.

3.           SUBSEQUENT EVENT

             In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. At present, the Partnership has not entered into any contracts for sale and there can be no assurance that these marketing efforts will result in sales of some or all of the properties.




                                     6 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

              Liquidity and Capital Resources

              The Partnership continues to hold an interest in six properties which are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately one and five years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

              In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. At present, the Partnership has not entered into any contracts for sale and there can be no assurance that these marketing efforts will result in sales of some or all of the properties.

              The level of liquidity based on cash and cash equivalents experienced a $306,000 decrease at June 30, 2003, as compared to December 31, 2002. The Partnership's $356,000 of net cash provided by operating activities and $13,000 of cash provided by investing activities was more than offset by $675,000 of cash used in financing activities. Investing activities consisted of $13,000 of lease payments received under a financing lease. Financing activities consisted of $12,000 of mortgage principal payments, the satisfaction of its remaining mortgage note payable of $46,000 and $617,000 of partner distributions. At June 30, 2003, the Partnership had $1,023,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At June 30, 2003, the Partnership recorded an accrued distribution of $125,000, which consisted of distributions of $10,000 to the general partners and $115,000 ($11.48 per unit) to the limited partners. In addition, the Partnership made distributions of $617,000 during the six months ended June 30, 2003, which consisted of distributions of $49,000 to the general partners and $568,000 ($56.72 per unit) to the limited partners.



                                     7 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

Item 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Liquidity and Capital Resources (Continued)

              The Partnership requires cash primarily to pay operating expenses, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's tenant leases, based upon 2003 base rental revenue, are presently scheduled to expire as follows; 18% in 2004, 62% in 2005, 10% in 2006 and 10% in 2008.
              The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership's rental and interest income was sufficient for the six months ended June 30, 2003, and is expected to be sufficient until the current leases expire, to pay the Partnership's expenses. Upon expiration of tenant leases, the Partnership will be required to extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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

              Results of Operations

              The Partnership's net income decreased by $84,000 for the six months ended June 30, 2003 as compared to 2002 due to a decrease in income of $66,000 and an increase in expenses of $18,000.

              Income decreased as a result of a gain on sale of a property of $59,000 that was recorded during the six months ended June 30, 2002, while there were no property sales for the six months ended June 30, 2003, and decreases in interest on real estate leases accounted for under the financing method of $1,000, interest on short-term investments of $5,000 and rental income from real estate leases accounted for under the operating method of $1,000. The decrease in interest income on short-term investments was due to lower cash balances and lower interest rates.

              Expenses increased primarily due to increases in operating expenses of $13,000 and general and administrative expenses of $5,000. Operating expenses increased due to leasehold repairs that the Partnership was required to pay at two of its properties in accordance with the terms of its lease agreements. All other expense items remained relatively constant.




                                     8 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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



                                     9 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Recently Issued Accounting Standards (Continued)

              In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

              In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.




                                    10 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

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




















                                    11 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003


PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.1    Supplementary Information Required Pursuant to
                          Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended June 30, 2003.


























                                    12 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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


                            WINTHROP PARTNERS 79 LIMITED PARTNERSHIP


                            BY: ONE WINTHROP PROPERTIES, INC.
                            Managing General Partner



                            BY: /s/ Michael L. Ashner
                                -------------------------------------
                                Michael L. Ashner
                                Chief Executive Officer and Director



                            BY: /s/ Thomas C. Staples
                                -------------------------------------
                                Thomas C. Staples Chief
                                Financial Officer





                                Dated: August 14, 2003



                                     13 of 20

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

EXHIBIT INDEX

         Exhibit                                                                                        Page No.
         -------                                                                                        --------
31      Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.                        15 - 18

32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                            19

99.1    Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.            20































                                     14 of 20