Form 10KSB
period 2003-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2004-03-30
CIK 277886

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2003                 Commission File No. 0-9224
                   -----------------                                    -------

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Massachusetts                                          04-2654152
-------------------------------                                 ----------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                               Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts       02114
-----------------------------------------------------------------       ------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant's revenues for its most recent fiscal year were $996,000

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

         The Partnership originally invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $60,000 that were originally set aside as reserves, in ten real properties. The Partnership has sold four of these properties. See Item 2, "Description of Properties" for a description of Registrant's remaining properties. The funds set aside in reserves were invested in money market instruments and applied, over time, to repairs, improvements and other items associated with Partnership's obligations in respect of the Properties. The reserve balance as of December 31, 2003 net of accounts payable, accrued expenses and distributions payable to Partners was approximately $480,000. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 6% of their adjusted capital contributions on a cumulative basis, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid. See "Item 7 Financial Statements, Note 2." Distributions of sale proceeds will be made as a return of capital until investors have received a return of their original capital contribution. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to investors until they have received their $1,000 per unit capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. At December 31, 2003, Limited Partners had received a return of capital equal to $234.48.

Property Matters

         In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. As of March 29, 2004, the Partnership had entered into a contract to sell its Cedar Rapids, Iowa property, which sale is subject to the buyer's due diligence. There can be no assurance that the sale will be consummated or that these marketing efforts will result in sales of any or all of the remaining properties.

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

         Frank's Nursery Sales, Inc. Hillside, Illinois. In February 2001 Frank's Nursery Sales, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. Frank's Plan of Reorganization was approved by the Bankruptcy Court on May 7, 2002 and became effective May 20, 2002. Pursuant to the Plan, Frank's elected to assume its lease with the Partnership. In January 2004, Frank's notified the Partnership that they elected to exercise their option to extend their lease for five additional years commencing January 1, 2005 at the same annual rental.

         JC Penney, Batavia, New York. In February 2004, the Partnership entered into a lease extension agreement with JC Penney, the tenant at its Batavia, New York property, to extend the term of their lease for an additional five years commencing September 1, 2004 at the same annual rental.

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

Item 2.  Description of Properties.

         A description of the Partnership's properties at February 1, 2004 is as follows. All of the Registrant's remaining properties are owned in fee.

                                                                                    Original
                                                  Date of      Total Cost of        Portfolio      Size Building/
Tenant/Location                                   Purchase    the Property(1)      Percentage(2)    Land Sq. Ft.
---------------                                   --------    ---------------      -------------    ------------
J.C. Penney  Batavia, New York                     8/1/79          $ 1,092,598          8           38,720/38,720
Toys "R" Us San Antonio, Texas                    1/25/80          $ 1,987,366         14.6         45,000/195,970
Toys "R" Us Fort Worth, Texas                     1/25/80          $ 1,873,532         13.7         45,000/185,105
Frank's Nursery Sales, Inc. Hillside, Illinois    1/30/80            $ 706,008         5.2          14,920/122,000
Lucky Stores, Inc. Cedar Rapids, Iowa(3)           6/2/80          $ 1,522,908         11.2         36,856/133,110
Creative Paint & Wallpaper, Inc. and B&G,         6/10/80          $ 1,636,061         12.1         36,000/180,000
Inc. dba  Splash Pools & Spas, fka Handy Dan
Hurst, Texas (4)

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

         The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The San Antonio, Fort Worth, Hillside and Cedar Rapids Properties are triple net leased to the tenants. As a result, the Partnership has no responsibility for any maintenance, repairs or improvements associated with the Properties. In addition, the tenants at these properties are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. From May 1, 2001 to January 18, 2002 (the date on which the property was sold), the Partnership was responsible for all costs associated with the Mexia, Texas property. The Partnership believes that each of the properties are adequately insured. With respect to the lease with J.C. Penney Co., Inc., Batavia, NY, the Partnership is responsible for all structural and exterior repairs and carrying insurance. The Partnership spent $14,062 and $2,473 for roof and HVAC repairs at this property in 2003 and 2002, respectively. With respect to the leases with Creative Paint & Wallpaper and B&G, Inc., Hurst, TX, the Partnership is responsible for structural maintenance of the premises. The Partnership spent $6,185 and $6,224 in 2003 and 2002, respectively for these items. Under both leases at this Property, the Partnership is required to administer the payment of real estate taxes and to procure and maintain insurance for the Property. The Partnership is fully reimbursed for real estate taxes and for annual insurance premiums. In preparation of marketing the Cedar Rapids, Iowa property for sale, the Partnership spend $5,081 for repairs at this property in 2003. In addition, the Partnership has committed to expend up to $118,000 for repairs at its Batavia, New York property.

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

         Tenants with 2003 rental payments of 10% or more of the Partnership's total rental revenue are as follows: Toys "R: Us, San Antonio, Texas 26%; Toys "R: Us, Fort Worth, Texas 24%; Lucky Stores, Inc., Cedar Rapids, Iowa 12%, JC Penney, Batavia, New York 11%; Creative Paint & Wallpaper, Inc., Hurst, Texas 10%; and B&G Inc., Hurst, Texas 10%.

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2003 annual base rent for the leases at the properties:

                                                               Lease          Renewal
Tenant Property/Location                Business of Tenant     Expiration     Options(1)         2003 Annual Rent
------------------------                ----------- ------     ----------     ----------         ----------------
J.C. Penney Batavia, New York           Retail Dept. Store       8/31/2009        3 - 5Yr.       $116,160
Toys "R" Us  San Antonio, Texas         Toy Store                7/31/2005        5 - 5Yr.       $262,532
Toys "R" Us Fort Worth, Texas           Toy Store                7/31/2005        5 - 5Yr.       $247,569
Frank's Nursery Sales, Inc.             Nursery and Crafts      12/31/2009        1 - 5Yr.       $67,000
     Hillside, Illinois
Lucky Stores, Inc.  Cedar Rapids,       Graphic Arts             6/2/2005         5 - 5Yr.       $117,200
     Iowa(2)
Creative Paint & Wallpaper, Inc. and    Paint & Wallpaper        1/31/2008        1 - 7Yr.       $202,708
     B&G, Inc. dba Splash Pools &       Store and Bath & Spa     1/31/2006
     Spas, fka Handy Dan Hurst,         Store
     Texas(3)

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

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2003:

                               Gross
                              Carrying             Accumulated                                            Federal
Property                      Value(1)           Depreciation(1)            Rate           Method        Tax Basis
--------                      --------           ------------               ----           ------        ---------
Batavia, New York                $1,142,598             $845,655          7/40 yr.           S/L             $296,764
San Antonio, Texas                1,063,730              112,154            10 yr.           S/L            1,032,469
Fort Worth, Texas                   850,513              124,220            10 yr.           S/L              782,438
Hillside, Illinois                  424,181                   --             -               -                299,327
Cedar Rapids, Iowa                1,522,907            1,037,178          7/40 yr.           S/L              764,738
Hurst, Texas                      1,624,099              208,117          7/40 yr.           S/L              492,262


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

         As of March 1, 2004, there were 601 holders of 10,005 outstanding
Units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 2003 and 2002, Registrant made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                                Amount of
  Distribution with Respect to                Distribution
          Quarter Ended                         Per Unit
          -------------                         --------
                                          2003             2002
                                          ----             ----
March 31                                 $11.48            $52.85
June 30                                   11.48             11.48
September 30                              11.48             11.48
December 31                               52.41             45.24

See "Item 6. Management's Discussion and Analysis and Plan of Operation" for disclosure regarding the Partnership's ability to make distributions in the future.

         Affiliates of the General Partner own a total of 2,415.5 Units representing approximately 24.14% of the total outstanding Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

Liquidity and Capital Resources

         The Partnership continues to hold an interest in six properties which are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately one and a half and six years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the current leases. In January 2004, the tenant at the Partnership's Hillside, Illinois property, Frank's Nursery Sales, Inc., notified the Partnership that they elected to exercise their option to extend their lease for five additional years commencing January 1, 2005 at the same annual rental. In February 2004, the Partnership entered into a lease extension agreement with the tenant at its Batavia, New York property, J.C. Penney, to extend the term of their lease for an additional five years commencing September 1, 2004 at the same annual rental.

         In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. In this regard, in March 2004, the Partnership entered into a contract with a potential purchaser for one of its properties. The sale is contingent upon the purchaser completing its due diligence and if consummated, is expected to occur in the second quarter of 2004. At present, the Partnership has not entered into any contracts for the sale of its other remaining properties and there can be no assurance that their marketing efforts will result in sales of some or all of the remaining properties.

         The level of liquidity based on cash and cash equivalents experienced a $258,000 decrease at December 31, 2003, as compared to December 31, 2002. The Partnership's $646,000 of net cash provided by operating activities and $21,000 of net cash provided by investing activities was more than offset by $925,000 of cash used in financing activities. Investing activities consisted of $27,000 of lease payments received under a financing lease, which were partially offset by $6,000 of additions to real estate. Financing activities consisted of $12,000 of mortgage principal payments, the satisfaction of its remaining mortgage note payable of $46,000 and $867,000 of partner distributions.

         At December 31, 2003, the Partnership had $1,071,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At December 31, 2003, the Partnership recorded an accrued distribution of $570,000, which consisted of distributions of $46,000 to the general partners and $524,000 ($52.41 per unit) to the limited partners. In addition, the Partnership made distributions of $867,000 during the year ended December 31, 2003, which consisted of distributions of $69,000 to the general partners and $798,000 ($79.68 per unit) to the limited partners.

         The Partnership requires cash primarily to pay operating expenses, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's tenant leases, based upon 2003 base rental revenue, are presently scheduled to expire as follows; 62% in 2005, 10% in 2006, 0% in 2007, 10% in 2008 and 18% in 2009. The Partnership
could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership's rental and interest income was sufficient for the year ended December 31, 2003, and is expected to be sufficient until the current leases expire, to pay the Partnership's expenses. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. In connection with a lease extension between the Partnership and the tenant at its Batavia, New York property, J.C. Penney, the Partnership agreed to pay $118,000 for capital improvements and repairs to be completed during 2004. The Partnership does not presently have plans for capital improvements at any of its other properties.

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

         None of the recently issued accounting standards had any effect on the Partnership's financial statements.

Results of Operations

         The Partnership's net income decreased by $86,000 for the year ended December 31, 2003 as compared to 2002 due to a decrease in income of $72,000 and a increase in expenses of $14,000.

         Income decreased mainly as a result of a gain on sale of a property of $59,000 that was recorded during the year ended December 31, 2002, while there were no property sales during the year ended December 31, 2003. There were also decreases in interest on real estate leases accounted for under the financing method of $3,000 and interest on short-term investments of $10,000. Rental income from real estate leases accounted for under the operating method remained constant. The decrease in interest income on short-term investments was due to lower cash balances and lower interest rates.

         Expenses increased due to increases in operating expenses of $10,000, general and administrative expenses of $7,000 and depreciation expense of $1,000, which were partially offset by a decrease in interest expense of $4,000. Operating expenses increased due to leasehold repairs that the Partnership incurred at two of its properties in accordance with the terms of its lease agreements. Interest expense decreased due to the payoff of the mortgage note in May 2003. All other expense items remained relatively constant.

Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 7.  Financial Statements

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 and 2002

                                      INDEX

                                                                           Page


Independent Auditors' Report................................................14

Financial Statements:

Balance Sheets as of December 31, 2003 and 2002.............................15

Statements of Income for the Years Ended
     December 31, 2003 and 2002.............................................16

Statements of Partners' Capital for the Years Ended
     December 31, 2003 and 2002.............................................17

Statements of Cash Flows for the Years Ended
     December 31, 2003 and 2002.............................................18

Notes to Financial Statements...............................................19

                          Independent Auditors' Report


To the Partners
Winthrop Partners 79 Limited Partnership


We have audited the accompanying balance sheets of Winthrop Partners 79 Limited Partnership (a Massachusetts limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 79 Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                             /s/ Imowitz Koenig & Co., LLP

New York, New York
January 30, 2004

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                                      DECEMBER 31,
                                                                          --------------------------------------
                                                                                2003                 2002
                                                                          -----------------    -----------------
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $2,327 (2003) and $2,221 (2002)                                     $          4,138     $          4,238

Accounted for under the financing method                                               163                  190
                                                                          -----------------    -----------------

                                                                                     4,301                4,428

Other Assets:

Cash and cash equivalents                                                            1,071                1,329
Other assets                                                                           173                   60
                                                                          -----------------    -----------------

         Total Assets                                                     $          5,545     $          5,817
                                                                          =================    =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage note payable                                                      $             -     $             58
Accounts payable and accrued expenses                                                   21                  104
Distributions payable to partners                                                      570                  492
                                                                          -----------------    -----------------

         Total Liabilities                                                             591                  654
                                                                          -----------------    -----------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized,
   issued and outstanding - 10,005 Units                                             5,080                5,272
General Partners' Deficit                                                             (126)                (109)
                                                                          -----------------    -----------------

         Total Partners' Capital                                                     4,954                5,163
                                                                          -----------------    -----------------

         Total Liabilities and Partners' Capital                           $         5,545     $          5,817
                                                                          =================    =================








                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)


                                                                             YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------

                                                                             2003                 2002
                                                                       -----------------    -----------------
Income:
Rental income from real estate leases accounted
      for under the operating method                                   $            971     $            971
Interest on short-term investments                                                   10                   20
Interest income on real estate leases accounted
      for under the financing method                                                 15                   18
Gain on sale of property                                                              -                   59
                                                                       -----------------    -----------------

         Total income                                                               996                1,068
                                                                       -----------------    -----------------

Expenses:
Operating                                                                            51                   41
Interest                                                                              3                    7
Depreciation                                                                        106                  105
Management fees                                                                      15                   15
General and administrative                                                           85                   78
                                                                       -----------------    -----------------

         Total expenses                                                             260                  246
                                                                       -----------------    -----------------

Net income                                                             $            736     $            822
                                                                       =================    =================

Net income allocated to General Partners                               $             59     $             66
                                                                       =================    =================

Net income allocated to Limited Partners                               $            677     $            756
                                                                       =================    =================

Net income per Unit of Limited Partnership Interest                    $          67.67     $          75.56
                                                                       =================    =================

Distributions per Unit of Limited Partnership Interest                 $          86.85     $         121.05
                                                                       =================    =================







                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                        (In Thousands, Except Unit Data)


                                              Units of
                                               Limited             General              Limited                Total
                                             Partnership          Partners'            Partners'            Partners'
                                              Interest             Deficit              Capital              Capital
                                          ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2002                            10,005   $             (106)  $           5,727    $            5,621

    Net income                                                                66                 756                   822
    Distributions                                                            (69)             (1,211)               (1,280)
                                          ------------------  -------------------  ------------------   -------------------

Balance - December 31, 2002                          10,005                 (109)              5,272                 5,163

    Net income                                                                59                 677                   736
    Distributions                                                            (76)               (869)                 (945)
                                          ------------------  -------------------  ------------------   -------------------

Balance - December 31, 2003                          10,005   $             (126)  $           5,080    $            4,954
                                          ==================  ===================  ==================   ===================








                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                    ---------------------------------------------

                                                                                             2003                    2002
                                                                                    --------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $               736     $                822
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                                  106                      105
      Gain on sale of property                                                                        -                      (59)

Changes in assets and liabilities:
      (Increase) decrease in other assets                                                          (113)                      39
      (Decrease) increase in accounts payable and
           accrued expenses                                                                         (83)                      73
                                                                                    --------------------    ---------------------

      Net cash provided by operating activities                                                     646                      980
                                                                                    --------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                                  27                       24
      Net proceeds from sale of property                                                              -                      414
      Additions to real estate                                                                       (6)                     (26)
                                                                                    --------------------    ---------------------

      Net cash provided by investing activities                                                      21                      412
                                                                                    --------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Satisfaction of mortgage note                                                                 (46)                       -
      Principal payments on mortgage note                                                           (12)                     (25)
      Cash distributions                                                                           (867)                  (1,538)
                                                                                    --------------------    ---------------------

      Cash used in financing activities                                                            (925)                  (1,563)
                                                                                    --------------------    ---------------------

Net decrease in cash and cash equivalents                                                          (258)                    (171)

Cash and Cash Equivalents, Beginning of Year                                                      1,329                    1,500
                                                                                    --------------------    ---------------------

Cash and Cash Equivalents, End of Year                                              $             1,071     $              1,329
                                                                                    ====================    =====================

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                        $                 3     $                  7
                                                                                    ====================    =====================

Supplemental Disclosure of Non-Cash Financing Activities:
Distributions accrued to partners                                                   $               570     $                492
                                                                                    ====================    =====================



                       See notes to financial statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

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

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

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

     Distributions to Partners

     The Partnership's distributions (paid or accrued) aggregated $76,000 and $69,000 to the general partners and $869,000 ($86.85 per unit) and $1,211,000 ($121.05 per unit) to its limited partners for the years ended December 31, 2003 and 2002, respectively. The cash distribution due partners for the years ended December 31, 2003 and 2002 is recorded in the accompanying financial statements as a liability and a reduction of partners' capital.


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

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

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

     Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Partnership's financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Standards (Continued)

     its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's financial statements.

2.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. ("One Winthrop") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 2003 and 2002, Winthrop Management earned $15,000 for managing the properties of the Partnership.

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

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                 December 31,
                                   -----------------------------------------
                                         2003                     2002
                                   -----------------         ---------------
     Land                          $      3,063,000          $     3,063,000
     Commercial buildings                 3,402,000                3,396,000
     Accumulated depreciation            (2,327,000)              (2,221,000)
                                   ----------------          ---------------

                                   $      4,138,000          $     4,238,000
                                   ================          ===============


     The following is a summary of the minimum anticipated future rental receipts, by year, under the noncancelable portion of the operating leases:

             2004............................................$        971,000
             2005............................................         742,000
             2006............................................         293,000
             2007............................................         285,000
             2008............................................         192,000
             Thereafter......................................         144,000
                                                             ----------------
             Total...........................................$      2,627,000
                                                             ================

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

     Real estate leased to others, accounted for under the financing method, is summarized as follows:

                                                         December 31,
                                           ------------------------------------------
                                                  2003                  2002
                                           --------------------  --------------------
     Minimum lease payments receivable     $          43,000     $          85,000
     Unguaranteed residual value                     133,000               133,000
                                           --------------------  --------------------
                                                     176,000               218,000
     Less:  Unearned income                          (13,000)              (28,000)
                                           --------------------  --------------------

                                           $         163,000     $         190,000
                                           ====================  ====================

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

4. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD (Continued)

     The following is a summary of the minimum anticipated future rental receipts under the financing lease:

     2004..............................................$      43,000
                                                       =============

5.   SIGNIFICANT TENANTS

     For the years ended December 31, 2003 and 2002 approximately 93% of revenue from rental operations was from six tenants. Each tenant represented 10% or more of revenue from rental operations.

6.   MORTGAGE NOTE PAYABLE

     The mortgage note payable was satisfied on May 21, 2003.

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

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents and accounts payable approximates its fair value due to the short term nature of such instruments.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

9.   TAXABLE INCOME

     The Partnership's taxable income for 2003 and 2002 differs from net income for financial reporting purposes as follows:

                                                                                         2003            2002
                                                                                        ------          ------
     Net income for financial reporting purposes                                    $     736,000    $     822,000
              Plus:     Minimum lease payments received, net of interest
                        income earned, on leases accounted for under the
                        financing method                                                   27,000           24,000
                        Gain on sale of property                                                -           92,000
                        Depreciation on leases accounted for under the
                        financing method and tax depreciation adjustment                   27,000           27,000
                                                                                    -------------    -------------

     Taxable income                                                                 $     790,000    $     965,000
                                                                                    =============    =============

     Taxable income per Unit of Limited Partnership Interest                        $       72.67    $       88.78
                                                                                    =============    =============


10.  PROPERTY MATTERS

     In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2003 and 2002 audits of the Partnership's financial statements.

Item 8A. Controls and Procedures.

         As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of
1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2004, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

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

         Mr. Ashner, age 51, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of each of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three separate publicly traded real estate investment trusts listed on the American Stock Exchange and that are currently liquidating, and First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn By Marriott Limited Partnership, an entity that owns and operates 46 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies:
Greate Bay Hotel and Casino Inc., a hotel and casino operator, Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

         Mr. Braverman, age 52, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk as well as each of Shelbourne I, II, and III and First Union. Mr. Braverman has also served as the Executive Vice President of AP-Fairfield GP, LLC since August 2001. Mr. Braverman also currently serves on the Board of Director of each of Shelbourne Properties I, II and III.

         Ms. Tiffany, age 37, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Vice President, Treasurer, Secretary and Chief Financial Officer of

Shelbourne Properties I, II and III, and the Chief Operating Officer and Secretary of Newkirk and First Union. In addition, Ms. Tiffany is the Chief Operating Officer of AP-Fairfield GP, LLC since August 2001.

         Mr. Staples, age 48, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk and is the Assistant Treasurer of Shelbourne Properties I, II and III. He also serves as Chief Financial Officer and Treasurer of AP-Fairfield GP, LLC. Mr. Staples is a certified public accountant.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a)  Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2004 except Quadrangle Associates I L.L.C., an affiliate of the Managing General Partner, which owns 2,385.5 Units (approximately 23.84%), substantially all of which were acquired pursuant to its tender offer in 1999. The principal office of Quadrangle Associates I L.L.C. is located at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

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

         (b)  Security Ownership of Management.

         At March 1, 2004, the partners of WFA and the officers, directors and the general partner of the General Partners owned as a group 30 Units representing less than 1% of the total number of Units outstanding.

         Affiliates of the General Partner own a total of 2,415.5 Units representing approximately 24.14% of the total outstanding Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

         (c)  Changes in Control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12. Certain Relationship and Related Transactions.

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. Pursuant to Section 4.1 of the Partnership Agreement, the General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the years ended December 31, 2003 and 2002, the Partnership paid or accrued Distributions from Cash Available from Distributions to the General Partner totaling approximately $76,000 and $69,000, respectively.

         During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

         Quadrangle Associates I L.L.C. owns 2,385.5 Units and other affiliates of the General Partner hold an additional 30 Units. Quadrangle Associates I L.L.C., and the other affiliates, receive their proportionate share of Cash Available for Distribution, pursuant to Section 4.1 of the Partnership Agreement.

         Pursuant to Section 5.3A (iii) of the Partnership Agreement, Winthrop Management, LLC receives a Property Management fee equal to 1.5% of cash receipts in excess of cash expenditures other than expenditures for the management fee, debt service payments and capital improvements. For the years ended December 31, 2003 and 2002, Winthrop Management, LLC earned approximately $15,000 and $15,000, respectively, for managing the real properties of the Partnership.

Item 13.   Exhibits and Reports on Form 8-K.

(a) Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K

             None


Item 14. Principal Accounting Fees and Services

The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2004.

         Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $23,000 and $20,000 for the years ended December 31, 2003 and 2002, respectively.

         Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related fees services to the Partnership for the years ended December 31, 2003 and 2002.

         Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $16,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively.

         Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2003 and 2002.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2004.

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


Signature/Name                      Title                                    Date
--------------                      -----                                    ----
/s/ Michael Ashner                  Chief Executive Officer             March 29, 2004
------------------                  and Director
Michael Ashner

/s/ Thomas Staples                  Chief Financial Officer             March 29, 2004
------------------
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

10(k)         Documents relating to the Handy Dan Hardware, Inc. property in Hurst, Texas                      (d)




10(l)         Lease by and between the Partnership and Creative Paint and Wallpaper, Inc. dated January        (e)
              31, 1991

10(m)         Lease by and between the Partnership and B & G, Inc., d/b/a Splash Pools and Spas, dated         (e)
              January 17, 1991

10(n)         Agreement of Purchase and Sale between Lucky Stores, Inc. and Winthrop Financial Co., Inc.       (b)
              dated November 16, 1979

31            Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                          34

32            Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                          38

99            Supplementary Information required pursuant to Section 9.4 of the Partnership Agreement           39


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