Form 10QSB
period 2004-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2004-05-13
CIK 277886

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 ---------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from               to
                                           -------------    --------------

                          Commission file number 0-9224

                    Winthrop Partners 79 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Massachusetts                             04-2654152
----------------------------------------- --------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
        incorporation or organization)

 7 Bulfinch Place, Suite 500, Boston, MA                02114-9507
----------------------------------------- --------------------------------------
 (Address of principal executive office)                (Zip Code)

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


                                     1 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                        MARCH 31, 2004    DECEMBER 31,
                                                         (UNAUDITED)          2003
                                                        --------------    ------------
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $1,314 (2004) and $2,327 (2003)                         $3,628          $4,138
Accounted for under the financing method                         156             163
                                                              ------          ------
                                                               3,784           4,301
Real Estate Held for Sale:

Accounted for under the operating method, at cost,
      net of accumulated depreciation of $1,040                  483               -

Other Assets:

Cash and cash equivalents                                        795           1,071
Other assets                                                      98             173
                                                              ------          ------
         Total Assets                                         $5,160          $5,545
                                                              ======          ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                            $18             $21
Distributions payable to partners                                125             570
                                                              ------          ------
         Total Liabilities                                       143             591
                                                              ------          ------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                       5,138           5,080
General Partners' Deficit                                       (121)           (126)
                                                              ------          ------
         Total Partners' Capital                               5,017           4,954
                                                              ------          ------
         Total Liabilities and Partners' Capital              $5,160          $5,545
                                                              ======          ======

                       See notes to financial statements.

                                    2 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, Except Unit Data)

                                                           FOR THE THREE MONTHS ENDED
                                                          MARCH 31,          MARCH 31,
                                                            2004               2003
                                                          ---------          ---------
Income:

Rental income from real estate leases accounted
      for under the operating method                          $213               $213
Interest on short-term investments                               2                  3
Interest income on real estate leases accounted
      for under the financing method                             4                  4
                                                            ------             ------
          Total income                                         219                220
                                                            ------             ------
EXPENSES:

Operating                                                       12                  8
Interest                                                         -                  1
Depreciation                                                    24                 24
Management fees                                                  3                  3
General and administrative                                      18                 17
                                                            ------             ------
          Total expenses                                        57                 53
                                                            ------             ------
Income from continuing operations                              162                167
                                                            ------             ------
DISCONTINUED OPERATIONS:

Income from discontinued operations                             26                 26
                                                            ------             ------
Net income                                                    $188               $193
                                                            ======             ======
Net income allocated to general partners                       $15                $15
                                                            ======             ======
Income from continuing operations allocated
      to limited partners                                     $149               $154

Income from discontinued operations allocated
      to limited partners                                       24                 24
                                                            ------             ------
Net income allocated to limited partners                      $173               $178
                                                            ======             ======
Income from continuing operations per
     Unit of Limited Partnership Interest                   $14.89             $15.39

Income from discontinued operations per
     Unit of Limited Partnership Interest                     2.40               2.40
                                                            ------             ------
Net income per Unit of Limited Partnership Interest         $17.29             $17.79
                                                            ======             ======
Distributions per Unit of Limited Partnership Interest      $11.48             $11.48
                                                            ======             ======

                       See notes to financial statements.

                                    3 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                            UNITS OF
                                             LIMITED        GENERAL         LIMITED          TOTAL
                                           PARTNERSHIP     PARTNERS'       PARTNERS'       PARTNERS'
                                            INTEREST        DEFICIT         CAPITAL         CAPITAL
                                            --------        -------         -------         -------
Balance - January 1, 2004                    10,005         $(126)          $5,080           $4,954

    Net income                                    -            15              173              188

    Distributions                                 -           (10)            (115)            (125)
                                             ------         -----           ------           ------
Balance - March 31, 2004                     10,005         $(121)          $5,138           $5,017
                                             ======         =====           ======           ======






                       See notes to financial statements.

                                    4 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

                                                                        FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,         MARCH 31,
                                                                          2004              2003
                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations
      Income from continuing operations                                    $162             $167
      Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
               Depreciation                                                  24               24

      Changes in assets and liabilities:
          Decrease in other assets                                           75               32
          Decrease in accounts payable and accrued expenses                  (3)             (82)
                                                                         ------           ------
      Net cash provided by continuing operations                            258              141
                                                                         ------           ------
Discontinued Operations
      Income from discontinued operations                                    26               26
      Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
               Depreciation                                                   3                3
                                                                         ------           ------
          Net cash provided by discontinued operations                       29               29
                                                                         ------           ------
      Net cash provided by operating activities                             287              170
                                                                         ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method           7                7
                                                                         ------           ------
      Cash provided by investing activities                                   7                7
                                                                         ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Principal payments on mortgage note                                     -               (8)
      Cash distributions                                                   (570)            (492)
                                                                         ------           ------
      Cash used in financing activities                                    (570)            (500)
                                                                         ------           ------
Net decrease in cash and cash equivalents                                  (276)            (323)

Cash and cash equivalents, beginning of period                            1,071            1,329
                                                                         ------           ------
Cash and cash equivalents, end of period                                   $795           $1,006
                                                                         ======           ======
Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                 $-               $1
                                                                         ======           ======
Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distributions to partners                                    $125             $125
                                                                         ======           ======

                       See notes to financial statements.

                                    5 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

                          NOTES TO FINANCIAL STATEMENTS


1. GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.

2. RELATED PARTY TRANSACTIONS

     Management fees earned by an affiliate of the Managing General Partner totaled $4,000 ($1,000 of which is included in discontinued operations) for the three months ended March 31, 2004 and 2003.

3. PROPERTY MATTERS AND SUBSEQUENT EVENTS

     In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. In this regard, in April 2004, the Partnership sold its Cedar Rapids, Iowa property to an unaffiliated third party for $1,065,000. The Partnership received net proceeds of $1,048,000 after payment of closing costs of $17,000. The Partnership will recognize a gain for financial reporting purposes of approximately $565,000. At present, the Partnership has not entered into any contracts for the sale of its other remaining properties and there can be no assurance that their marketing efforts will result in sales of some or all of its remaining properties.

     The operations of the Partnership's Cedar Rapids, Iowa property have been recorded as discontinued operations in the statements of income for the three months ended March 31, 2004 and 2003. Income from discontinued operations of $26,000 consisted of rental income of $29,000, net of expenses of $3,000 for the three months ended March 31, 2004 and 2003.


                                    6 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

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

     Liquidity and Capital Resources

     The Partnership continues to hold an interest in five properties after the sale of its Cedar Rapids, Iowa property described below. The Partnership's properties are leased to one or more tenants pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately one and a half and six years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the current leases. In January 2004, the tenant at the Partnership's Hillside, Illinois property, Frank's Nursery Sales, Inc., notified the Partnership that they elected to exercise their option to extend their lease for five additional years commencing January 1, 2005 at the same annual rental. In February 2004, the Partnership entered into a lease extension agreement with the tenant at its Batavia, New York property, J.C. Penney, to extend the term of their lease for an additional five years commencing September 1, 2004 at the same annual rental.

     In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. In this regard, in April 2004, the Partnership sold its Cedar Rapids, Iowa property to an unaffiliated third party for $1,065,000. The Partnership received net proceeds of $1,048,000 after payment of closing costs of $17,000. The Partnership will recognize a gain for financial reporting purposes of approximately $565,000. At present, the Partnership has not entered into any contracts for the sale of its other remaining properties and there can be no assurance that their marketing efforts will result in sales of some or all of its remaining properties.

                                    7 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     The level of liquidity based on cash and cash equivalents experienced a $276,000 decrease at March 31, 2004, as compared to December 31, 2003. The Partnership's $287,000 of net cash provided by operating activities and $7,000 of cash provided by investing activities was more than offset by $570,000 of cash used in financing activities. Net cash provided by operating activities consists of net cash provided by continuing operations of $258,000 and net cash provided by discontinued operations of $29,000. Investing activities consisted of $7,000 of lease payments received under a financing lease. Financing activities consisted of $570,000 of partner distributions. At March 31, 2004, the Partnership had $795,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

     At March 31, 2004, the Partnership recorded an accrued distribution of $125,000, which consisted of distributions of $10,000 to the general partners and $115,000 ($11.48 per unit) to the limited partners. In addition, the Partnership made cash distributions of $570,000 during the three months ended March 31, 2004, which consisted of distributions of $46,000 to the general partners and $524,000 ($52.41 per unit) to the limited partners. The Partnership intends to distribute the net sales proceeds from the sale of its Cedar Rapids, Iowa property during the third quarter of 2004.

     The Partnership requires cash primarily to pay operating expenses, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's tenant leases, based upon 2004 base rental revenue, are presently scheduled to expire as follows; 57% in 2005, 11% in 2006, 0% in 2007, 11% in 2008 and
     21% in 2009. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership's rental and interest income was sufficient for the three months ended March 31, 2004, and is expected to be sufficient until the current leases expire, to pay the Partnership's expenses. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. In connection with a lease extension between the Partnership and the tenant at its Batavia, New York property, J.C. Penney, the Partnership agreed to pay $118,000 for capital improvements and repairs to be completed during 2004. The Partnership does not presently have plans for capital improvements at any of its other properties.

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

                                    8 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     Results of Operations

     The Partnership's net income decreased by $5,000 for the three months ended March 31, 2004 as compared to 2003 due to a decrease in income of $1,000 and an increase in expenses of $4,000.

     Income decreased as a result of a decrease in interest on short-term investments of $1,000. The decrease in interest income on short-term investments was due to lower cash balances and lower interest rates.

     Expenses increased due to increases in operating expenses of $4,000 and general and administrative expenses of $1,000, which were partially offset by a decrease in interest expense of $1,000. Operating expenses increased due to leasehold repairs that the Partnership was required to pay at one of its properties in accordance with the terms of its lease agreements. Interest expense decreased due to the payoff of a mortgage note in May 2003. All other expense items remained constant.

     Income from discontinued operations was $26,000 for the three months ended March 31, 2004 and 2003. Income from discontinued operations represents the operations of the Partnership's Cedar Rapids, Iowa property which was sold in April 2004. As a result of classifying this property as discontinued operations in 2004, the Partnership has reclassified the 2003 results of operations of this property to discontinued operations for comparative purposes. For the three months ended March 31, 2004 and 2003, income from discontinued operations of $26,000 consisted of rental income of $29,000, net of expenses of $3,000.

     Quantitative and Qualitative Disclosures of Market Risk

     The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

ITEM 3. CONTROLS AND PROCEDURES

     The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

     There have not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    9 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the period ended March 31, 2004.










                                    10 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


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


                                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP


                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner



                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer





                                            Dated: May 12, 2004


                                    11 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


EXHIBIT INDEX


         Exhibit                                                        Page No.
         -------                                                        --------


         31.1   Chief Executive Officer's Certification, pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.           13 - 14

         31.2   Chief Financial Officer's Certification, pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.           15 - 16



         32     Certification of Chief Executive Officer and Chief
                Financial Officer, pursuant to 18 U.S.C. Section 1350,
                as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.                                17


         99     Supplementary Information Required Pursuant to Section
                9.4 of the Partnership Agreement.                          18



                               12 of 18