Form 10QSB
period 2004-06-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2004-08-16
CIK 277886

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the quarterly period ended  June 30, 2004
                                                 -------------

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

       Registrant's telephone number, including area code (617) 570-4600
                                                          ----------------

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

                                     1 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                       JUNE 30, 2004   DECEMBER 31,
                                                        (UNAUDITED)        2003
                                                       -------------   -----------

ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $271 (2004) and $2,327 (2003)                       $ 1,905        $ 4,138
Accounted for under the financing method                      149            163
                                                          -------        -------

                                                            2,054          4,301

Real Estate held for sale, at cost, net of
accumulated depreciation of $854 (2004)                       367           --

Other Assets:

Cash and cash equivalents                                   3,638          1,071
Other assets                                                   14            173
Other assets of discontinued operations                        20           --
                                                          -------        -------

         Total Assets                                     $ 6,093        $ 5,545
                                                          =======        =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                     $    18        $    21
Distributions payable to partners                           2,890            570
Liabilities of discontinued operations                          2           --
                                                          -------        -------

         Total Liabilities                                  2,910            591
                                                          -------        -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                    3,225          5,080
General Partners' Deficit                                     (42)          (126)
                                                          -------        -------

         Total Partners' Capital                            3,183          4,954
                                                          -------        -------

         Total Liabilities and Partners' Capital          $ 6,093        $ 5,545
                                                          =======        =======

                       See notes to financial statements.

                                    2 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                       FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                          JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,
                                                           2004          2003         2004         2003
                                                          -------       ------       ------       ------

INCOME:

Rental income from real estate leases accounted
      for under the operating method                      $   134       $  134       $  267       $  267
Interest on short-term investments                              3            3            5            6
Interest income on real estate leases accounted
      for under the financing method                            4            4            7            8
                                                          -------       ------       ------       ------

         Total income                                         141          141          279          281
                                                          -------       ------       ------       ------

EXPENSES:

Interest                                                     --              2         --              3
Depreciation                                                   15           18           35           35
Management fees                                                 2            2            4            4
General and administrative                                     26           27           44           44
                                                          -------       ------       ------       ------

         Total expenses                                        43           49           83           86
                                                          -------       ------       ------       ------

Income from continuing operations                              98           92          196          195
                                                          -------       ------       ------       ------

DISCONTINUED OPERATIONS:

Income from discontinued operations                            39           78          129          168
Gain on sale of properties                                    919         --            919         --
                                                          -------       ------       ------       ------

Income from discontinued operations                           958           78        1,048          168
                                                          -------       ------       ------       ------

Net income                                                $ 1,056       $  170       $1,244       $  363
                                                          =======       ======       ======       ======

Net income allocated to general partners                  $    85       $   14       $  100       $   29
                                                          =======       ======       ======       ======

Income from continuing operations allocated to
      limited partners                                    $    90       $   84       $  180       $  179

Income from discontinued operations allocated
      to limited partners                                     881           72          964          155
                                                          -------       ------       ------       ------

Net income allocated to limited partners                  $   971       $  156       $1,144       $  334
                                                          =======       ======       ======       ======

Income from continuing operations per Unit
      of Limited Partnership Interest                     $  9.00       $ 8.40       $17.99       $17.89
Income from discontinued operations per Unit
      of Limited Partnership Interest                       88.05         7.19        96.35        15.49
                                                          -------       ------       ------       ------

Net income per Unit of Limited Partnership Interest       $ 97.05       $15.59      $114.34       $33.38
                                                          =======       ======       ======       ======

Distributions per Unit of Limited Partnership Interest    $288.23       $11.48      $299.71       $22.96
                                                          =======       ======       ======       ======

                       See notes to financial statements.

                                    3 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                UNITS OF
                                 LIMITED      GENERAL       LIMITED          TOTAL
                               PARTNERSHIP   PARTNERS'     PARTNERS'       PARTNERS'
                                INTEREST      DEFICIT       CAPITAL         CAPITAL
                                 ------        -----         -------        -------

Balance - January 1, 2004        10,005        $(126)        $ 5,080        $ 4,954

    Net income                     --            100           1,144          1,244

    Distributions                  --            (16)         (2,999)        (3,015)
                                 ------        -----         -------        -------

Balance - June 30, 2004          10,005        $ (42)        $ 3,225        $ 3,183
                                 ======        =====         =======        =======

                       See notes to financial statements.

                                     4 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                       FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,     JUNE 30,
                                                                         2004         2003
                                                                        -------      -------

Cash Flows From Operating Activities:

Continuing Operations:

Income from continuing operations                                       $   196      $   195
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
      Depreciation                                                           35           35

Changes in assets and liabilities:
      Increase in other assets                                               (7)        --
      Decrease in accounts payable
        and accrued expenses                                                 (1)         (86)
                                                                        -------      -------

     Net cash provided by continuing operations                             223          144
                                                                        -------      -------

Discontinued Operations:

Income from discontinued operations                                       1,048          168
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
      Depreciation                                                           18           18
      Gain on sale of properties                                           (919)        --
Changes in assets and liabilities:
      Decrease in other assets of discontinued operations                   146           26
                                                                        -------      -------

      Net cash provided by discontinued operations                          293          212
                                                                        -------      -------

         Net cash provided by operating activities                          516          356
                                                                        -------      -------

Cash Flows From Investing Activities:

      Additions to building improvements                                    (79)        --
      Net proceeds from sale of properties                                2,811         --
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method          14           13
                                                                        -------      -------

      Net cash provided by investing activities                           2,746           13
                                                                        -------      -------

Cash Flows From Financing Activities:

      Satisfaction of mortgage note                                        --            (46)
      Principal payments on mortgage note                                  --            (12)
      Cash distributions                                                   (695)        (617)
                                                                        -------      -------

      Cash used in financing activities                                    (695)        (675)
                                                                        -------      -------

Net increase (decrease) in cash and cash equivalents                      2,567         (306)

Cash and cash equivalents, beginning of period                            1,071        1,329
                                                                        -------      -------

Cash and cash equivalents, end of period                                $ 3,638      $ 1,023
                                                                        =======      =======

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                            $  --        $     3
                                                                        =======      =======

Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distribution to partners                                  $ 2,890      $   125
                                                                        =======      =======

                       See notes to financial statements.

                                    5 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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

     The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.

2.   RELATED PARTY TRANSACTIONS

     Management fees earned by an affiliate of the Managing General Partner totaled $7,000 ($3,000 of which is included in discontinued operations for the six months ended June 30, 2004 and 2003) for each of the six months ended in the period June 30, 2004 and 2003.

3.   PROPERTY MATTERS AND SUBSEQUENT EVENT

     In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership's remaining properties for sale. In this regard, in April 2004, the
     Partnership sold its Cedar Rapids, Iowa property to an unaffiliated third party for $1,065,000. The Partnership received net proceeds of $1,048,000 after payment of closing costs of $17,000. The Partnership recognized a gain for financial reporting purposes of approximately $566,000. In June
     2004, the Partnership sold its Hurst, Texas property to an unaffiliated third party for $1,905,000. The Partnership received net proceeds of
     $1,763,000 after payment of closing costs of $142,000. The Partnership recognized a gain for financial reporting purposes of approximately
     $353,000. In July 2004, the Partnership sold its Batavia, New York property to an unaffiliated third party for $950,000. The Partnership received net proceeds of $828,000 after payment of closing costs of $122,000. The
     Partnership will recognize a gain for financial reporting purposes of approximately $460,000 in the third quarter of 2004. At present, the
     Partnership has not entered into any contracts for the sale of its other three remaining properties and there can be no assurance that their marketing efforts will result in sales of some or all of its remaining properties.

     The operations of the Partnership's Cedar Rapids, Iowa; Hurst, Texas; and
     Batavia, New York properties have been recorded as discontinued operations in the statements of income for the six months ended June 30, 2004 and
     2003. Income from discontinued operations of $129,000 and $168,000 consisted of rental income of $186,000 and $218,000 less expenses of
     $57,000 and $50,000 for the six months ended June 30, 2004 and 2003, respectively.

                                    6 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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

     Liquidity and Capital Resources

     The Partnership continues to hold an interest in three properties after the sales of its Cedar Rapids, Iowa; Hurst, Texas; and Batavia, New York
     properties described below. The Partnership's properties are leased to one tenant pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately one and six years. The
     Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the current leases. In January 2004, the tenant at the Partnership's Hillside, Illinois property, Frank's Nursery
     Sales, Inc., notified the Partnership that they elected to exercise their option to extend their lease for five additional years commencing January
     1, 2005 at the same annual rental. In July 2004, the tenant at the
     Partnership's Forth Worth, Texas property, Toys "R" Us, notified the
     Partnership that they elected to exercise their option to extend their lease for five additional years commencing August 1, 2005 at the same annual rental. The tenant at the Partnership's San Antonio, Texas property,
     Toys "R" Us, notified the Partnership that they are not renewing their lease which will expire July 31, 2005.

     In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership's remaining properties for sale. In this regard, in April 2004, the
     Partnership sold its Cedar Rapids, Iowa property to an unaffiliated third party for $1,065,000. The Partnership received net proceeds of $1,048,000 after payment of closing costs of $17,000. The Partnership recognized a gain for financial reporting purposes of approximately $566,000. In June
     2004, the Partnership sold its Hurst, Texas property to an unaffiliated third party for $1,905,000. The Partnership received net proceeds of
     $1,763,000 after payment of closing costs of $142,000. The Partnership recognized a gain for financial reporting purposes of approximately
     $353,000. In July 2004, the Partnership sold its Batavia, New York property to an unaffiliated third party for $950,000. The Partnership received net proceeds of $828,000 after payment of closing costs of $122,000. The
     Partnership will recognize a gain for financial reporting purposes of approximately $460,000. At present, the Partnership has not entered into any contracts for the sale of its other three remaining properties and there can be no assurance that their marketing efforts will result in sales of some or all of its remaining properties.

                                     7 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     The level of liquidity based on cash and cash equivalents experienced a
     $2,567,000 increase at June 30, 2004, as compared to December 31, 2003. The
     Partnership's $516,000 of net cash provided by operating activities and
     $2,746,000 of net cash provided by investing activities was partially offset by $695,000 of cash used in financing activities. Net cash provided by operating activities consists of net cash provided by continuing operations of $223,000 and net cash provided by discontinued operations of
     $293,000. Net cash provided by investing activities consisted of $14,000 of lease payments received under a financing lease and net proceeds received from the sales of its Cedar Rapids, Iowa and Hurst, Texas properties of
     $2,811,000, which were partially offset by additions to building improvements of $79,000. Financing activities consisted of $695,000 of partner distributions. At June 30, 2004, the Partnership had $3,638,000 in
     cash and cash equivalents which has been invested primarily in money market mutual funds.

     At June 30, 2004, the Partnership recorded an accrued distribution of
     $2,890,000, which consisted of distributions of $6,000 to the general partners and $2,884,000 ($288.23 per unit) to the limited partners. In addition, the Partnership made cash distributions of $695,000 during the six months ended June 30, 2004, which consisted of distributions of $56,000 to the general partners and $639,000 ($63.89 per unit) to the limited partners. The Partnership intends to distribute the net sales proceeds from the sale of its Batavia, New York property during the fourth quarter of
     2004.

     The Partnership requires cash primarily to pay operating expenses, management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's tenant leases, based upon 2004 base rental revenue, are presently scheduled to expire as follows: 45% in 2005, 12% in 2009 and 43% in 2010. The
     Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The
     Partnership's rental and interest income was sufficient for the six months ended June 30, 2004, and is expected to be sufficient until the current leases expire, to pay the Partnership's expenses. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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
                            FORM 10-QSB JUNE 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     Results of Operations

     The Partnership's net income increased by $881,000 for the six months ended
     June 30, 2004 as compared to 2003 due to an increase in income from discontinued operations of $880,000 and an increase in income from continuing operations of $1,000.

     Income from continuing operations increased by $1,000 due to a decrease in expenses of $3,000 which was partially offset by a decrease in income of
     $2,000. Expenses decreased due to a decrease in interest expense of $3,000.
     Interest expense decreased due to the payoff of a mortgage note in May
     2003. All other expense items remained constant.

     Income from discontinued operations increased by $880,000 for the six months ended June 30, 2004 as compared to 2003 as a result of the sale of the Cedar Rapids, Iowa and Hurst, Texas properties which resulted in a gain of $919,000, which was partially offset by a decrease in income from discontinuing operations of $39,000. Income from discontinued operations represents the operations of the Partnership's Cedar Rapids, Iowa property which was sold in April 2004; the Hurst, Texas property which was sold in
     June 2004; and the Batavia, New York property which was sold in July 2004.
     As a result of classifying these properties as discontinued operations in
     2004, the Partnership has reclassified the 2003 results of operations of these properties to discontinued operations for comparative purposes. For the six months ended June 30, 2004 and 2003, income from discontinued
     operations of $129,000 and $168,000 consisted of rental income of $186,000 and $218,000, less expenses of $57,000 and $50,000, respectively.

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
                            FORM 10-QSB JUNE 30, 2004

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the period ended
          June 30, 2004.

                                    10 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                   BY:  ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner

                                        BY: /s/ Michael L. Ashner
                                            -------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director

                                        BY: /s/ Thomas C. Staples
                                            --------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                             Dated:     August 13, 2004

                                    11 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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