Form 10QSB
period 2004-09-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2004-11-15
CIK 277886

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-9224

Winthrop Partners 79 Limited Partnership

(Exact name of small business issuer as specified in its charter)

Massachusetts	04-2654152
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA	02114-9507
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (617) 570-4600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

FORM 10-QSB  SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

	September 30, 2004	December 31,
	(Unaudited)	2003

Assets

Real Estate Leased to Others:

Accounted for under the operating method, at cost, net of accumulated depreciation of $288 (2004) and $2,327 (2003)	$1,888	$4,138
Accounted for under the financing method	141	163
	2,029	4,301

Other Assets:

Cash and cash equivalents	1,712	1,071
Other assets	14	173
Other assets of discontinued operations	11	—
Total Assets	$3,766	$5,545

Liabilities and Partners’ Capital

Liabilities:

Accounts payable and accrued expenses	$18	$21
Distributions payable to partners	893	570
Total Liabilities	911	591

Partners’ Capital:

Limited Partners - Units of Limited Partnership Interest, $1,000 stated value per Unit; authorized issued and outstanding - 10,005 Units	2,857	5,080
General Partners’ Deficit	(2)	(126)
Total Partners’ Capital	2,855	4,954

Total Liabilities and Partners’ Capital	$3,766	$5,545

See notes to financial statements.

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Income:

Rental income from real estate leases accounted for under the operating method	$134	$134	$401	$401
Interest on short-term investments	10	2	15	8
Interest income on real estate leases accounted for under the financing method	3	4	10	12

Total income	147	140	426	421

Expenses:

Interest	—	—	—	3
Depreciation	17	17	52	52
Management fees	2	2	6	6
General and administrative	22	21	66	65

Total expenses	41	40	124	126

Income from continuing operations	106	100	302	295

Discontinued operations:

(Loss) income from discontinued operations	(1)	89	128	257
Gain on sale of properties	460	—	1,379	—

Income from discontinued operations	459	89	1,507	257

Net income	$565	$189	$1,809	$552

Net income allocated to general partners	$45	$15	$145	$44

Income from continuing operations allocated to limited partners	$98	$92	$278	$272

Income from discontinued operations allocated to limited partners	422	82	1,386	236

Net income allocated to limited partners	$520	$174	$1,664	$508

Income from continuing operations per Unit of Limited Partnership Interest	$9.80	$9.20	$27.79	$27.18
Income from discontinued operations per Unit of Limited Partnership Interest	42.18	8.19	138.53	23.59

Net income per Unit of Limited Partnership Interest	$51.98	$17.39	$166.32	$50.77

Distributions per Unit of Limited Partnership Interest	$88.77	$11.48	$388.48	$34.44

See notes to financial statements.

Statement of Partners’ Capital (Unaudited)

(In Thousands, Except Unit Data)

	Units of
	Limited	General	Limited	Total
	Partnership	Partners’	Partners’	Partners’
	Interest	Deficit	Capital	Capital

Balance - January 1, 2004	10,005	$(126)	$5,080	$4,954

Net income	—	145	1,664	1,809

Distributions	—	(21)	(3,887)	(3,908)

Balance - September 30, 2004	10,005	$(2)	$2,857	$2,855

See notes to financial statements.

Statements of Cash Flows (Unaudited)

(In Thousands)

	For The Nine Months Ended
	September 30,	September 30,
	2004	2003

Cash Flows From Operating Activities:

Continuing Operations:

Income from continuing operations	$302	$295
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation	52	52

Changes in assets and liabilities:
(Increase) decrease in other assets	(7)	10
Decrease in accounts payable and accrued expenses	(1)	(83)
Net cash provided by continuing operations	346	274

Discontinued Operations:

Income from discontinued operations	1,507	257
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
Depreciation	18	27
Gain on sale of properties	(1,379)	—
Changes in assets and liabilities:
Decrease in other assets of discontinued operations	155	22
(Decrease) increase in other liabilities of discontinued operations	(2)	1
Net cash provided by discontinued operations	299	307
Net cash provided by operating activities	645	581

Cash Flows From Investing Activities:

Additions to building improvements	(79)	—
Net proceeds from sale of properties	3,639	—
Minimum lease payments received, net of interest income earned, on leases accounted for under the financing method	21	20
Net cash provided by investing activities	3,581	20

Cash Flows From Financing Activities:

Satisfaction of mortgage note	—	(46)
Principal payments on mortgage note	—	(12)
Cash distributions	(3,585)	(742)
Cash used in financing activities	(3,585)	(800)

Net increase (decrease) in cash and cash equivalents	641	(199)

Cash and cash equivalents, beginning of period	1,071	1,329

Cash and cash equivalents, end of period	$1,712	$1,130

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$3

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued distribution to partners	$893	$125

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.                   General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The financial information contained herein is unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.  The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.

2.                   Related Party Transactions

Management fees earned by an affiliate of the Managing General Partner totaled $9,000 and $11,000 ($3,000 and $5,000 of which is included in discontinued operations, respectively) for the nine months ended September 30, 2004 and 2003, respectively.

3.                   Property Matters

In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership’s remaining properties for sale.  In this regard, in April 2004 the Partnership sold its Cedar Rapids, Iowa property to an unaffiliated third party for $1,065,000.  The Partnership received net proceeds of $1,048,000 after payment of closing costs of $17,000. The Partnership recognized a gain for financial reporting purposes of $566,000. In June 2004, the Partnership sold its Hurst, Texas  property to an unaffiliated third party for $1,905,000. The Partnership received net proceeds of $1,763,000 after payment of closing costs of $142,000. The Partnership recognized a gain for financial reporting purposes of $353,000.  In July 2004, the Partnership sold its Batavia, New York property to an unaffiliated third party for $950,000.  The Partnership received net proceeds of $828,000 after payment of closing costs of $122,000. The Partnership recognized a gain for financial reporting purposes of $460,000.  At present, the Partnership has not entered into any contracts for the sale of its other three remaining properties and there can be no assurance that their marketing efforts will result in sales of some or all of its remaining properties.

The operations of the Partnership’s Cedar Rapids, Iowa; Hurst, Texas; and Batavia, New York properties have been recorded as discontinued operations in the statements of income for the nine months ended September 30, 2004 and 2003.  Income from discontinued operations of $128,000 and $257,000 consisted of rental income of $188,000 and $327,000 less expenses of $60,000 and $70,000 for the nine months ended September 30, 2004 and 2003, respectively.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time.  The discussion of the Partnership’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.  This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Partnership continues to hold an interest in three properties after the sales of its Cedar Rapids, Iowa; Hurst, Texas; and Batavia, New York properties described below.  The Partnership’s properties are leased to one tenant pursuant to net or modified net leases with remaining lease terms, subject to extensions, ranging between approximately one and six years.  The Partnership receives rental income from its properties which is its primary source of liquidity.  Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes.  If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant.  If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the current leases.  In January 2004, the tenant at the Partnership’s Hillside, Illinois property, Frank’s Nursery Sales, Inc. (“Frank’s”), notified the Partnership that they elected to exercise their option to extend their lease for five additional years commencing January 1, 2005 at the same annual rental.  However, in August 2004, Frank’s filed for Chapter 11 protection in United States Bankruptcy Court and stated that it planned to liquidate by conducting going-out-of-business sales at its stores.  To date, Frank’s remains current on their rental obligations to the Partnership.  In July 2004, the tenant at the Partnership’s Fort Worth, Texas property, Toys “R” Us, notified the Partnership that they elected to exercise their option to extend their lease for five additional years commencing August 1, 2005 at the same annual rental.  The tenant at the Partnership’s San Antonio, Texas property, Toys “R” Us, notified the Partnership that they are not renewing their lease which will expire July 31, 2005.

In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership’s remaining properties for sale.  In this regard, in April 2004, the Partnership sold its Cedar Rapids, Iowa property to an unaffiliated third party for $1,065,000. The Partnership received net proceeds of $1,048,000 after payment of closing costs of $17,000.  The Partnership recognized a gain for financial reporting purposes of $566,000.  In June 2004, the Partnership sold its Hurst, Texas property to an unaffiliated third party for $1,905,000. The Partnership received net proceeds of $1,763,000 after payment of closing costs of $142,000. The Partnership recognized a gain for financial reporting purposes of $353,000.  In July 2004, the Partnership sold its Batavia, New York property to an unaffiliated third party for $950,000.  The Partnership received net proceeds of $828,000 after payment of closing costs of $122,000. The Partnership recognized a gain for financial reporting purposes of $460,000.   At present, the Partnership has not entered into any contracts for the sale of its other three remaining properties and there can be no assurance that their marketing efforts will result in sales of some or all of its remaining properties.

The level of liquidity based on cash and cash equivalents experienced a $641,000 increase at September 30, 2004, as compared to December 31, 2003.  The Partnership’s $645,000 of net cash provided by operating activities and $3,581,000 of net cash provided by investing activities was significantly offset by $3,585,000 of cash used in financing activities.  Net cash provided by operating activities consists of net cash provided by continuing operations of $346,000 and net cash provided by discontinued operations of $299,000.  Net cash provided by investing activities consisted of $21,000 of lease payments received under a financing lease and net proceeds received from the sales of its Cedar Rapids, Iowa;  Hurst, Texas; and Batavia, NY properties of $3,639,000, which were partially offset by additions to building improvements of $79,000. Financing activities consisted of $3,585,000 of partner distributions. At September 30, 2004, the Partnership had $1,712,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

At September 30, 2004, the Partnership recorded an accrued distribution of $893,000, which consisted of distributions of $5,000 to the general partners and $888,000 ($88.77 per unit) to the limited partners. In addition, the Partnership made cash distributions of $3,585,000 during the nine months ended September 30, 2004, which consisted of distributions of $62,000 to the general partners and $3,523,000 ($352.12 per unit) to the limited partners.

The Partnership requires cash primarily to pay operating expenses, management fees and general and administrative expenses.  Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership’s revenues and net income.  As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership’s revenues.  The Partnership’s tenant leases, based upon 2004 base rental revenue, are presently scheduled to expire as follows:  45% in 2005, 12% in 2009 and 43% in 2010. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases.  The Partnership’s rental and interest income was sufficient for the nine months ended September 30, 2004, and is expected to be sufficient until the current leases expire, to pay the Partnership’s expenses.  Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants.  The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

The Partnership’s only significant critical accounting policy relates to the evaluation of the fair value of real estate.  The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset’s carrying amount.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

None of the recently issued accounting standards had any effect on the Partnership’s financial statements.

Results of Operations

The Partnership’s net income increased by $1,257,000 for the nine months ended September 30, 2004  as compared to 2003 due to an increase in income from discontinued operations of $1,250,000 and an increase in income from continuing operations of $7,000.

Income from continuing operations increased by $7,000 due to an increase in income of $5,000 and a decrease in expenses of $2,000.  Income increased due to an increase in interest on short-term investments of $7,000, which was partially offset by a decrease in interest income on real estate leases accounted for under the financing method of $2,000.  Expenses decreased due to a decrease in interest expense of $3,000, which was partially offset by an increase of general and administrative expenses of $1,000.  Interest expense decreased due to the payoff of a mortgage note in May 2003.  All other expense items remained constant.

Income from discontinued operations increased by $1,250,000 for the nine months ended September 30, 2004 as compared to 2003 as a result of the sale of the Cedar Rapids, Iowa ; Hurst, Texas; and Batavia, New York properties which resulted in a gain of $1,379,000, which was partially offset by a decrease in income from discontinued operations of $129,000. Income from discontinued operations represents the operations of the Partnership’s Cedar Rapids, Iowa  property  which was sold in April 2004; the Hurst, Texas property which was sold in June 2004; and the Batavia, New York property which was sold in July 2004.  As a result of classifying these properties as discontinued operations in 2004, the Partnership has reclassified the 2003 results of operations of these properties to discontinued operations for comparative purposes.  For the nine months ended September 30, 2004 and 2003, income from discontinued operations of $128,000 and $257,000 consisted of rental income of $188,000 and $327,000 less expenses of $60,000 and $70,000, respectively.

Quantitative and Qualitative Disclosures of Market Risk

The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 3.                                  Controls and Procedures

The Partnership’s management, with the participation of the Partnership’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II - Other Information

Item 6.         Exhibits

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
Thomas C. Staples
Chief Financial Officer

Dated: November 12, 2004

Exhibit Index

Exhibit

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.