Form 10KSB
period 2004-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2005-03-30
CIK 277886

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2004           Commission File No.    0-9224
                   -----------------                                -----------

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)

         Massachusetts                                           04-2654152
-------------------------------                              -------------------
     (State or other jurisdiction of                       (I.R.S.  Employer
     incorporation or organization)                         Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts       02114
-----------------------------------------------------------------     ----------
         (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number including area code  (617) 570-4600
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

Registrant's revenues for its most recent fiscal year were $753,000.

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

     The Partnership originally invested all of the net proceeds of the Limited
Partners' capital contributions, other than approximately $60,000 that were originally set aside as reserves, in ten real properties. The Partnership has sold eight of these properties. See Item 2, "Description of Properties" for a description of Registrant's remaining properties. The funds set aside in reserves were invested in money market instruments and applied, over time, to repairs, improvements and other items associated with Partnership's obligations in respect of the Properties. The reserve balance as of December 31, 2004 net of accounts payable, accrued expenses and distributions payable to Partners was approximately $814,000. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership
Agreement, so long as limited partners have received aggregate distributions from inception equal to 6% of their adjusted capital contributions on a cumulative basis, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid. See "Item 7 Financial
Statements, Note 2." Distributions of sale proceeds will be made as a return of capital until investors have received a return of their original capital contribution. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to investors until they have received their $1,000 per unit capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. At December 31, 2004, Limited Partners had received a return of capital equal to $659.19.

Property Matters
----------------

     The Partnership continues to own two properties. In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership's remaining properties for sale. There can be no assurance that the sale will be consummated or that these marketing efforts will result in sales of the remaining properties.

     Lucky Stores Inc., Cedar Rapids, Iowa. In April 2004 the Partnership sold its Cedar Rapids, Iowa property to an unaffiliated third party for $1,065,000.
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

     JC Penney, Batavia, New York. In July 2004, the Partnership sold its
Batavia, New York property to an unaffiliated third party for $950,000. The
Partnership received net proceeds of $828,000 after payment of closing costs of
$122,000. The Partnership recognized a gain for financial reporting purposes of
$460,000.

     Frank's Nursery Sales Inc., Hillside, Illinois. In December 2004, the
Partnership sold its Hillside, Illinois property to the tenant for $630,000. The
Partnership received net proceeds of $610,000 after payment of closing costs of
$20,000. The Partnership recognized a gain for financial reporting purposes of
$214,000.

Employees
---------

     The Partnership does not have any employees. Services are performed for the
Partnership by the Managing General Partner, and agents retained by it, including affiliates of the General Partners.

Item 2. Description of Properties.
------  -------------------------

     A description of the Partnership's properties at March 1, 2005 is as follows. All of the Registrant's remaining properties are owned in fee.

                                                                   Original
                                    Date of    Total Cost of      Portfolio    Size Building/
Tenant/Location                     Purchase  the Property(1)   Percentage(2)   Land Sq. Ft.
---------------                     --------  ---------------   -------------   ------------

Toys "R" Us/San Antonio, Texas      1/25/80      $ 1,987,366       14.6       45,000/195,970
Toys "R" Us/Fort Worth, Texas       1/25/80      $ 1,873,532       13.7       45,000/185,105

-------------------------
(1)  Includes acquisition fees and expenses.
(2)  Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.

     The Partnership owns the fee interest in each of these properties. Each of the properties is commercial in nature. Each of the properties is net leased to
Toys "R" Us which is unaffiliated with the Partnership.

     Toys "R" Us has exclusive control over the day-to-day business operations conducted at the properties as well as decisions with respect to the initiation of any development or renovations at the properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. As a result, the Partnership has no responsibility for any maintenance, repairs or improvements associated with the properties. In addition, Toys "R" Us is responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that each of the properties is adequately insured. In preparation of marketing the Cedar Rapids,
Iowa property for sale, the Partnership spent $5,081 for repairs at this property in 2003. In addition, the Partnership spent approximately $85,000 in
2004 for repairs at its Batavia, New York property prior to its sale. The
Partnership also gave the buyer a credit of $39,500 towards repair work at this property.

     Each retail tenant is subject to competition from other companies offering similar products in the locations of the property leased by such tenant. In addition, the Partnership anticipates that it would be subject to significant competition in attracting tenants upon the expiration or termination of any of the leases of its properties. In this regard, Toys "R" Us has notified the
Partnership that it will be vacating the San Antonio property July 31, 2005, the expiration of the lease term. The Partnership has no control over the tenants'
responses to competitive conditions impacting the businesses operated by the tenants at each of the properties.

     Tenants with 2004 rental payments of 10% or more of the Partnership's total rental revenue are as follows: Toys "R": Us, San Antonio, Texas 32% and Toys
"R": Us, Fort Worth, Texas 34%.

     The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2004 annual base rent for the leases at the properties:

                                                             Lease        Renewal
Tenant Property/Location                Business of Tenant   Expiration   Options(1)     2004 Annual Rent
------------------------                ------------------   ----------   ----------     ----------------

Toys "R" Us /San Antonio, Texas (2)     Toy Store             7/31/2005     5 - 5Yr.     $262,532
Toys "R" Us/Fort Worth, Texas           Toy Store             7/31/2010     4 - 5Yr.     $247,569

-------------------------
(1)  The first number represents the number of renewal options. The second number represents the length of each option.
(2)  Tenant has opted not to renew lease.

     Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of
December 31, 2004:

                                   Gross
                                  Carrying         Accumulated                            Federal
Property                          Value(1)       Depreciation(1)     Rate       Method   Tax Basis
--------                          --------       ---------------     ----       ------   ---------

San Antonio, Texas                1,064,000          145,000        10 yr.       S/L     1,014,000
Fort Worth, Texas                   851,000          161,000        10 yr.       S/L       764,066

(1)  As accounted for under Statement of Financial Accounting Standards No. 13

Item 3. Legal Proceedings.
------  -----------------

     The Partnership is not a party, nor are any of its properties, subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

None.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

     There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

     As of March 1, 2005, there were 599 holders of 10,005 outstanding Units.

     The Partnership Agreement requires that any Cash Available for Distribution
(as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for
Distribution. During the years ended December 31, 2004 and 2003, Registrant made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                                Amount of
       Distribution with Respect to           Distribution
               Quarter Ended                    Per Unit
               -------------                    --------
                                          2004             2003
                                          ----             ----
     March 31                            $11.48            $11.48
     June 30                             288.23             11.48
     September 30                         88.77             11.48
     December 31                          66.12             52.41

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

Liquidity and Capital Resources
-------------------------------

     The Partnership continues to hold an interest in two properties after the sales of its Cedar Rapids, Iowa; Hurst, Texas; Batavia, New York; and Hillside,
Illinois properties described below. The Partnership's remaining properties are each leased to Toys "R" Us pursuant to net leases. In July 2004, Toys "R" Us notified the Partnership that (i) it was electing to exercise its option to extend the lease at the Fort Worth property for five additional years commencing
August 1, 2005 at the same annual rental and (ii) it would vacate the San
Antonio property on July 31, 2005, the expiration of the lease term. The
Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, Toys "R" Us is responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes.

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

Partnership received net proceeds of $828,000 after payment of closing costs of
$122,000. The Partnership recognized a gain for financial reporting purposes of
$460,000. In December 2004, the Partnership sold its Hillside, Illinois property to the tenant for $630,000. The Partnership received net proceeds of $610,000 after payment of closing costs of $20,000. The Partnership recognized a gain for financial reporting purposes of $214,000. At present, the Partnership has not entered into any contracts for the sale of its two remaining properties and there can be no assurance that their marketing efforts will result in sales of these properties.

     The level of liquidity based on cash and cash equivalents experienced a
$433,000 increase at December 31, 2004, as compared to December 31, 2003. The
Partnership's $713,000 of net cash provided by operating activities and
$4,198,000 of net cash provided by investing activities was substantially offset by $4,478,000 of cash used in financing activities. Net cash provided by operating activities consists of net cash provided by continuing operations of
$387,000 and net cash provided by discontinued operations of $326,000. Investing activities consisted of $28,000 of lease payments received under a financing lease and net proceeds received from the sales of its Cedar Rapids, Iowa; Hurst,
Texas; Batavia, New York; and Hillside, Illinois properties of $4,249,000, which were partially offset by $79,000 of additions to real estate. Financing activities consisted of $4,478,000 of partner distributions.

     At December 31, 2004, the Partnership had $1,504,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At
December 31, 2004, the Partnership recorded an accrued distribution of $666,000, which consisted of distributions of $4,000 to the general partners and $662,000
($66.12 per unit) to the limited partners. In addition, the Partnership made distributions of $4,478,000 during the year ended December 31, 2004, which consisted of distributions of $67,000 to the general partners and $4,411,000
($440.89 per unit) to the limited partners.

     The Partnership requires cash primarily to pay management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not previously significantly affected the Partnership's revenues and net income. The Partnership's tenant leases, based upon 2004 base rental revenue, are presently scheduled to expire as follows; 51% in 2005 and 49% in 2010. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. In light of Toys "R" Us electing to vacate the San Antonio property at the expiration of the current term, the Partnership will seek to either sell or re-let the property. There can be no assurance that the
Partnership will be able to sell or re-let the property at a favorable price or rental rate. If the Partnership is unable to sell or re-let the property, the
Partnership will be responsible for all of the operating expenses at the property which will negatively impact the Partnership's operations and liquidity as reserves may be required to be used to satisfy such costs.

     The Partnership's rental and interest income was sufficient for the year ended December 31, 2004, and is expected to be sufficient until the current leases expire, to pay the Partnership's expenses. Upon expiration of tenant leases, the Partnership will be required to either extend the leases, sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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

Results of Operations
---------------------

     The Partnership's net income increased by $1,381,000 for the year ended
December 31, 2004 as compared to 2003 due to an increase in income from discontinued operations of $1,370,000 and an increase in income from continuing operations of $11,000.

     Income from continuing operations increased by $11,000 due to an increase in income of $10,000 and a decrease in expenses of $1,000. Income increased due to an increase in interest on short-term investments of $10,000. Expenses decreased due to a decrease in general and administrative expenses of $1,000.
All other income and expense items remained constant.

     Income from discontinued operations increased by $1,370,000 for the year ended December 31, 2004 as compared to 2003 as a result of the sale of the Cedar
Rapids, Iowa; Hurst, Texas; Batavia, New York; and Hillside, Illiniois
properties which resulted in a gain of $1,593,000 which was partially offset by a decrease in income from discontinued operations of $223,000. There were no property sales during the year ended December 31, 2003. Income from discontinued
operations represents the operations of the Partnership's Cedar Rapids, Iowa property which was sold in April 2004; the Hurst, Texas property which was sold in June 2004; the Batavia, New York property which was sold in July 2004; and
the Hillside, Illinois property which was sold in December 2004. As a result of classifying these properties as discontinued operations in 2004, the Partnership has reclassified the 2003 results of operations of these properties to discontinued operations for comparative purposes.

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

Item 7.  Financial Statements
         --------------------

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     YEARS ENDED DECEMBER 31, 2004 and 2003
                     --------------------------------------

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm.....................12

Financial Statements:

Balance Sheets as of December 31, 2004 and 2003.............................13

Statements of Income for the Years Ended
     December 31, 2004 and 2003.............................................14

Statements of Partners' Capital for the Years Ended
     December 31, 2004 and 2003.............................................15

Statements of Cash Flows for the Years Ended
     December 31, 2004 and 2003.............................................16

Notes to Financial Statements...............................................17

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Partners
Winthrop Partners 79 Limited Partnership

We have audited the accompanying balance sheets of Winthrop Partners 79 Limited
Partnership (a Massachusetts limited partnership) (the "Partnership") as of
December 31, 2004 and 2003, and the related statements of income, partners'
capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 79 Limited
Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ Imowitz Koenig & Co., LLP

January 31, 2005

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                                 BALANCE SHEETS
                                 --------------
                        (In Thousands, Except Unit Data)

                                                            DECEMBER 31,
                                                        -----------------
                                                          2004      2003
                                                        -------   -------

ASSETS
------

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $306 (2004) and $2,327 (2003)                     $ 1,609   $ 4,138

Accounted for under the financing method                   --         163
                                                        -------   -------

                                                          1,609     4,301

Other Assets:

Cash and cash equivalents                                 1,504     1,071
Other assets                                                 63       173
Other assets of discontinued operations                      11      --
                                                        -------   -------

         Total Assets                                   $ 3,187   $ 5,545
                                                        =======   =======

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:

Accounts payable and accrued expenses                   $    24   $    21
Distributions payable to partners                           666       570
                                                        -------   -------

         Total Liabilities                                  690       591
                                                        -------   -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized,
   issued and outstanding - 10,005 Units                  2,479     5,080
General Partners' Capital (Deficit)                          18      (126)
                                                        -------   -------

         Total Partners' Capital                          2,497     4,954
                                                        -------   -------

         Total Liabilities and Partners' Capital        $ 3,187   $ 5,545
                                                        =======   =======

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                              STATEMENTS OF INCOME
                              --------------------
                        (In Thousands, Except Unit Data)

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                           2004         2003
                                                         --------      ------

INCOME:

Rental income                                            $    510      $  510
Interest on short-term investments                             20          10
                                                         --------      ------

         Total income                                         530         520
                                                         --------      ------

EXPENSES:

Depreciation                                                   69          69
Management fees                                                 8           8
General and administrative                                     84          85
                                                         --------      ------

         Total expenses                                       161         162
                                                         --------      ------

Income from continuing operations                             369         358
                                                         --------      ------

DISCONTINUED OPERATIONS:

Income from discontinued operations                           155         378
Gain on sale of properties                                  1,593        --
                                                         --------      ------

Income from discontinued operations                         1,748         378
                                                         --------      ------

Net income                                               $  2,117      $  736
                                                         ========      ======

Net income allocated to general partners                 $    169      $   59
                                                         ========      ======

Income from continuing operations allocated to
      limited partners                                   $    340      $  329

Income from discontinued operations allocated
      to limited partners                                   1,608         348
                                                         --------      ------

Net income allocated to limited partners                 $  1,948      $  677
                                                         ========      ======

Income from continuing operations per Unit
      of Limited Partnership Interest                    $  33.98      $32.89
Income from discontinued operations per Unit
      of Limited Partnership Interest                      160.72       34.78
                                                         --------      ------

Net income per Unit of Limited Partnership Interest      $ 194.70      $67.67
                                                         ========      ======

Distributions per Unit of Limited Partnership Interest   $ 454.60      $86.85
                                                         ========      ======

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                     --------------------------------------
                        (In Thousands, Except Unit Data)

                               Units of      General
                                Limited     Partners'     Limited     Total
                              Partnership    Capital     Partners'   Partners'
                               Interest     (Deficit)     Capital     Capital
                                -------      -------      -------     -------

Balance - January 1, 2003        10,005      $  (109)     $ 5,272     $ 5,163

    Net income                     --             59          677         736
    Distributions                  --            (76)        (869)       (945)
                                -------      -------      -------     -------

Balance - December 31, 2003      10,005         (126)       5,080       4,954

    Net income                     --            169        1,948       2,117
    Distributions                  --            (25)      (4,549)     (4,574)
                                -------      -------      -------     -------

Balance - December 31, 2004      10,005      $    18      $ 2,479     $ 2,497
                                =======      =======      =======     =======

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (In Thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                        2004       2003
                                                                       -------    -------

Cash Flows From Operating Activities:

Continuing Operations:

Income from continuing operations                                      $   369    $   358
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
      Depreciation                                                          69         69

Changes in assets and liabilities:
      (Increase) decrease in other assets                                  (56)         4
      Increase in accounts payable
        and accrued expenses                                                 5          1
                                                                       -------    -------

     Net cash provided by continuing operations                            387        432
                                                                       -------    -------

Discontinued Operations:

Income from discontinued operations                                      1,748        378
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
      Depreciation                                                          18         37
      Gain on sale of properties                                        (1,593)      --
Changes in assets and liabilities:
      Decrease (increase) in other assets of discontinued operations       155       (117)
      Decrease in other liabilities of discontinued operations              (2)       (84)
                                                                       -------    -------

      Net cash provided by discontinued operations                         326        214
                                                                       -------    -------

         Net cash provided by operating activities                         713        646
                                                                       -------    -------

Cash Flows From Investing Activities:

      Additions to building improvements                                   (79)        (6)
      Net proceeds from sale of properties                               4,249       --
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method         28         27
                                                                       -------    -------

      Net cash provided by investing activities                          4,198         21
                                                                       -------    -------

Cash Flows From Financing Activities:

      Satisfaction of mortgage note                                       --          (46)
      Principal payments on mortgage note                                 --          (12)
      Cash distributions                                                (4,478)      (867)
                                                                       -------    -------

      Cash used in financing activities                                 (4,478)      (925)
                                                                       -------    -------

Net increase (decrease) in cash and cash equivalents                       433       (258)

Cash and cash equivalents, beginning of year                             1,071      1,329
                                                                       -------    -------

Cash and cash equivalents, end of year                                 $ 1,504    $ 1,071
                                                                       =======    =======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
      Cash paid for interest                                           $  --      $     3
                                                                       =======    =======

Supplemental Disclosure of Non-Cash Financing Activities:
---------------------------------------------------------
      Accrued distribution to partners                                 $   666    $   570
                                                                       =======    =======

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                     --------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     Winthrop Partners 79 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of
     Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases two properties, both of which are located in Texas. Each property is leased to one tenant pursuant to net lease agreements.

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
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
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

     Distributions to Partners
     -------------------------

     The Partnership's declared distributions aggregated $25,000 and $76,000 to the general partners and $4,549,000 ($454.60 per unit) and $869,000 ($86.85 per unit) to its limited partners for the years ended December 31, 2004 and
     2003, respectively. The cash distribution due partners for the years ended
     December 31, 2004 and 2003 is recorded in the accompanying financial statements as a liability and a reduction of partners' capital.

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
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
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

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the 2004 presentation, including the reporting of discontinued operations for those assets that have been disposed of in accordance with SFAS No. 144,
     "Accounting for the Impairment or Disposal of Long-Lived Assets."

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
     Winthrop Management earned $11,000 and $15,000, respectively, ($3,000 and
     $7,000 of which is included in discontinued operations, respectively) for managing the properties of the Partnership for the years ended December 31,
     2004 and 2003.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                     --------------------------------------
                                   (Continued)
                                   -----------

2.   TRANSACTIONS WITH RELATED PARTIES (Continued)
     ---------------------------------------------

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

     Affiliates of the general partners own approximately 24% of the outstanding limited partnership units. Distributions (paid or accrued) to these affiliates were approximately $1,098,000 and $210,000 for the years ended
     December 31, 2004 and 2003, respectively.

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD
     ---------------------------------------------------------------------

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                      December 31,
                                             -----------------------------
                                                2004               2003
                                             -----------       -----------
     Land                                    $ 1,223,000       $ 3,063,000
     Commercial buildings                        692,000         3,402,000
     Accumulated depreciation                   (306,000)       (2,327,000)
                                             -----------       -----------
                                             $ 1,609,000       $ 4,138,000
                                             ===========       ===========

     The following is a summary of the minimum anticipated future rental receipts, by year, under the noncancelable portion of the operating leases:

          2005 .............................................   $  401,000
          2006 .............................................      248,000
          2007 .............................................      248,000
          2008 .............................................      248,000
          2009 .............................................      248,000
          Thereafter .......................................      144,000
                                                               ----------
          Total ............................................   $1,537,000
                                                               ==========

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
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

                                                 December 31,
                                           -----------------------
                                              2004          2003
                                           ---------     ---------

     Minimum lease payments receivable     $    --       $  43,000
     Unguaranteed residual value                --         133,000
                                           ---------     ---------
                                                --         176,000
     Less:  Unearned income                     --         (13,000)
                                           ---------     ---------

                                           $    --       $ 163,000
                                           =========     =========

5.   SIGNIFICANT TENANTS
     -------------------

     For the year ended December 31, 2004, 66% of rental revenue, including discontinued operations, was from one tenant which leased two of the
     Partnership's properties. Each property represented 34% and 32% of rental revenue, including discontinued operations.

     For the year ended December 31, 2003, 93% of rental revenue was from five tenants. Each tenant represented 10% or more of rental revenue.

6.   PROPERTY MATTERS AND SALE OF PROPERTIES
     ---------------------------------------

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

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                     --------------------------------------
                                   (Continued)
                                   -----------

6. PROPERTY MATTERS AND SALE OF PROPERTIES (Continued)
   ---------------------------------------------------

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

     In December 2004, the Partnership sold its Hillside, Illinois property to the tenant for $630,000. The Partnership received net proceeds of $610,000 after payment of closing costs of $20,000. The Partnership recognized a gain for financial reporting purposes of $214,000.

     At present, the Partnership has not entered into any contracts for the sale of its two remaining properties and there can be no assurance that their marketing efforts will result in sales of these properties.

     The operations of the Partnership's Cedar Rapids, Iowa; Hurst, Texas;
     Batavia, New York; and Hillside, Illinois properties have been recorded as discontinued operations in the statements of income for the years ended
     December 31, 2004 and 2003. Income from discontinued operations of $155,000 and $378,000 consisted of income of $223,000 and $476,000 less expenses of
     $68,000 and $98,000 for the years ended December 31, 2004 and 2003, respectively.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The carrying amount of cash and cash equivalents and accounts payable approximates its fair value due to the short-term nature of such instruments.

8.   TAXABLE INCOME
     --------------

     The Partnership's taxable income for 2004 and 2003 differs from net income for financial reporting purposes as follows:

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                     --------------------------------------
                                   (Continued)
                                   -----------

8.   TAXABLE INCOME (continued)
     --------------------------

                                                            2004        2003
                                                         ----------  ----------

Net income for financial reporting purposes              $2,117,000  $  736,000
     Plus:  Minimum lease payments received, net of
              interest income earned, on leases
              accounted  for under the financing method      28,000      27,000
           Taxable gain on sale of property in excess
              of gain for financial reporting purposes      747,000        --
           Depreciation on leases accounted for under
              the financing method and tax depreciation
              adjustment                                     27,000      27,000
                                                         ----------  ----------

Taxable income                                           $2,919,000  $  790,000
                                                         ==========  ==========

Taxable income per Unit of Limited Partnership Interest  $   268.38  $    72.67
                                                         ==========  ==========

Item 8.   Changes in and Disagreements on Accounting and Financial Disclosure.
-------   --------------------------------------------------------------------

     There were no disagreements with Imowitz Koenig & Co., LLP regarding the
2004 and 2003 audits of the Partnership's financial statements.

Item 8A.  Controls and Procedures.
--------  ------------------------

     As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and
Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the
Securities Exchange Act of 1934). Based on that evaluation, the General
Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.
--------  ------------------

     None.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        With Section 16(a) of the Exchange Act.
------  ------------------------------------------------------------------------

     The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2005, the names of the directors and executive officers of the
Managing General Partner and the position held by each of them are as follows:

                                                                 Has Served as a
                        Position Held with the                   Director or
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

     Mr. Ashner, age 52, has been the Chief Executive Officer of Winthrop
Financial Associates, A Limited Partnership and its affiliates ("WFA"), since
January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP
Corp., the manager of the general partner of The Newkirk Master Limited
Partnership ("Newkirk") as well as the Chief Executive Officer of First Union
Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies: GB Holdings Inc. and Atlantic Entertainment Holdings, Inc., hotel and casino operators, First Union and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

     Mr. Staples, age 49, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk. Mr. Staples is a
certified public accountant.

     Mr. Braverman, age 53, has been the Executive Vice President of WFA since
January 1996. Mr. Braverman is also the Executive Vice President of Newkirk and the President of First Union. Mr. Braverman also currently serves on the Board of Directors of First Union.

     Ms. Tiffany, age 38, has been the Chief Operating Officer of WFA since
December 1997. Ms. Tiffany is also the Chief Operating Officer and Secretary of
Newkirk and First Union.

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

Item 10.  Executive Compensation.
--------  -----------------------

     Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General
Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners.

     Two holders of Units own beneficially more than 5% of the outstanding Units at March 1, 2005. Quadrangle Associates I L.L.C., an affiliate of the Managing
General Partner owns 2,385.5 Units (approximately 23.84%), substantially all of which were acquired pursuant to its tender offer in 1999. The principal office of Quadrangle Associates I L.L.C. is located at 7 Bulfinch Place, Suite 500,
Boston, Massachusetts 02114. Affiliates of Equity Resources Group Incorporated
collectively own 538.71 Units representing 5.38% of the total outstanding Units.

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

     (b) Security Ownership of Management.

     At March 1, 2005, the partners of WFA and the officers, directors and the general partner of the General Partners owned as a group 30 Units representing less than 1% of the total number of Units outstanding.

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

Item 12.  Certain Relationship and Related Transactions.
--------  ----------------------------------------------

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the
Partnership. Pursuant to Section 4.1 of the Partnership Agreement, the General
Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the years ended December 31, 2004 and 2003, the Partnership paid or accrued Distributions from Cash Available from
Distributions to the General Partners totaling approximately $25,000 and
$76,000, respectively.

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

     Pursuant to Section 5.3A (iii) of the Partnership Agreement, Winthrop
Management, LLC receives a Property Management fee equal to 1.5% of cash receipts in excess of cash expenditures other than expenditures for the management fee, debt service payments and capital improvements. For the years ended December 31, 2004 and 2003, Winthrop Management, LLC earned approximately
$11,000 and $15,000, respectively, for managing the real properties of the
Partnership.

Item 13. Exhibits.
-------  ---------

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

Item 14.  Principal Accounting Fees and Services
--------  --------------------------------------

     The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the
Partnership for 2005.

     Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $20,000 and $23,000 for the years ended December 31, 2004 and 2003, respectively.

     Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related services to the Partnership for the years ended December 31, 2004 and
2003.

     Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $13,000 and $16,000 for the years ended December 31,
2004 and 2003, respectively.

     Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended
December 31, 2004 and 2003.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March
2005.

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

Signature/Name                 Title                          Date
--------------                 -----                          ----

/s/ Michael Ashner             Chief Executive Officer        March 28, 2005
------------------             and Director
Michael Ashner

/s/ Thomas Staples             Chief Financial Officer        March 28, 2005
------------------
Thomas Staples

                                INDEX TO EXHIBITS

       Exhibit                                                              Page
       -------                                                              ----

3      Amended and Restated Agreement of Limited Partnership of Winthrop    (a)
       Partners 79 Limited Partnership dated as of April 4, 1979

4(a)   See Exhibit 3

4(b)   Documents which define the rights of holders of long-term debt of the Partnership are included in Exhibits 10(b), 10(h), 10(i),
       10(j), 10(k) and 10(l)

10(b)  Documents relating to the Toys "R" Us, Inc. ("Toys") property in     (c)
       San Antonio, Texas

10(c)  Documents relating to the Toys property in Fort Worth, Texas         (c)

31     Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
       of 2002

32     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
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