Form 10QSB
period 2005-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2005-05-13
CIK 277886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

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


                                    1 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                                 March 31, 2005       December 31,
                                                                  (Unaudited)             2004
                                                                 --------------       ------------
Assets

Real estate at cost, net of accumulated depreciation
      of $323 (2005) and $306 (2004)                              $      1,592        $      1,609

Cash and cash equivalents                                                  996               1,504
Other assets                                                                 8                  63
Other assets of discontinued operations                                     11                  11
                                                                  ------------        ------------

         Total Assets                                             $      2,607        $      3,187
                                                                  ============        ============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                             $         21        $         24
Distributions payable to partners                                           56                 666
                                                                  ------------        ------------

         Total Liabilities                                                  77                 690
                                                                  ------------        ------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                                 2,510               2,479
General Partners' Capital                                                   20                  18
                                                                  ------------        ------------

         Total Partners' Capital                                         2,530               2,497
                                                                  ------------        ------------

         Total Liabilities and Partners' Capital                  $      2,607        $      3,187
                                                                  ============        ============

                       See notes to financial statements.


                                    2 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                                     For The Three Months Ended
                                                                     March 31,         March 31,
                                                                       2005              2004
                                                                    ----------        ----------
Income:

Rental income                                                       $      128        $      128
Interest on short-term investments                                           6                 2
                                                                    ----------        ----------

          Total income                                                     134               130
                                                                    ----------        ----------

Expenses:

Depreciation                                                                17                17
Management fees                                                              2                 2
General and administrative                                                  26                18
                                                                    ----------        ----------

          Total expenses                                                    45                37
                                                                    ----------        ----------

Income from continuing operations                                           89                93
                                                                    ----------        ----------

Discontinued operations:

Income from discontinued operations                                         --                95
                                                                    ----------        ----------

Net income                                                          $       89        $      188
                                                                    ==========        ==========

Net income allocated to general partners                            $        7        $       15
                                                                    ==========        ==========

Income from continuing operations allocated
      to limited partners                                           $       82        $       86

Income from discontinued operations allocated
      to limited partners                                                   --                87
                                                                    ----------        ----------

Net income allocated to limited partners                            $       82        $      173
                                                                    ==========        ==========

Income from continuing operations per
     Unit of Limited Partnership Interest                           $     8.20        $     8.59

Income from discontinued operations per
     Unit of Limited Partnership Interest                                   --              8.70
                                                                    ----------        ----------

Net income per Unit of Limited Partnership Interest                 $     8.20        $    17.29
                                                                    ==========        ==========

Distributions per Unit of Limited Partnership Interest              $     5.11        $    11.48
                                                                    ==========        ==========

                       See notes to financial statements.


                                    3 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                      Units of
                                       Limited            General             Limited              Total
                                     Partnership         Partners'           Partners'           Partners'
                                      Interest            Capital             Capital             Capital
                                     ----------         ----------          ----------          ----------
Balance - January 1, 2005                10,005         $       18          $    2,479          $    2,497

    Net income                               --                  7                  82                  89

    Distributions                            --                 (5)                (51)                (56)
                                     ----------         ----------          ----------          ----------

Balance - March 31, 2005                 10,005         $       20          $    2,510          $    2,530
                                     ==========         ==========          ==========          ==========

                       See notes to financial statements.


                                    4 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                               For The Three Months Ended
                                                                               March 31,           March 31,
                                                                                 2005                2004
                                                                              ----------          ----------
Cash Flows From Operating Activities:

Continuing Operations
     Income from continuing operations                                        $       89          $       93
     Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
             Depreciation                                                             17                  17

     Changes in assets and liabilities:
         Decrease in other assets                                                     55                  43
         Decrease in accounts payable and accrued expenses                            (3)                 (4)
                                                                              ----------          ----------

     Net cash provided by continuing operations                                      158                 149
                                                                              ----------          ----------

Discontinued Operations
     Income from discontinued operations                                              --                  95
     Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
             Depreciation                                                             --                   9
     Changes in assets and liabilities:
         Decrease in other assets of discontinued operations                          --                  34
                                                                              ----------          ----------

         Net cash provided by discontinued operations                                 --                 138
                                                                              ----------          ----------

     Net cash provided by operating activities                                       158                 287
                                                                              ----------          ----------

Cash Flows From Investing Activities:

     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                    --                   7
                                                                              ----------          ----------

     Cash provided by investing activities                                            --                   7
                                                                              ----------          ----------

Cash Flows From Financing Activities:

     Cash distributions                                                             (666)               (570)
                                                                              ----------          ----------

     Cash used in financing activities                                              (666)               (570)
                                                                              ----------          ----------

Net decrease in cash and cash equivalents                                           (508)               (276)

Cash and cash equivalents, beginning of period                                     1,504               1,071
                                                                              ----------          ----------

Cash and cash equivalents, end of period                                      $      996          $      795
                                                                              ==========          ==========

Supplemental Disclosure of Non-Cash Financing Activities:
     Accrued distributions to partners                                        $       56          $      125
                                                                              ==========          ==========

                       See notes to financial statements.


                                    5 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005
                          NOTES TO FINANCIAL STATEMENTS

1.    General

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2004 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

      Certain amounts from 2004 have been reclassified to conform to the 2005 presentation.

2.    Related Party Transactions

      Management fees earned by an affiliate of the Managing General Partner totaled $2,000 and $4,000 ($2,000 of which is included in discontinued operations for 2004) for the three months ended March 31, 2005 and 2004 respectively.

3.    Property Matters and Subsequent Events

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership's remaining properties for sale. In this regard, in April 2005, the Partnership entered into a contract to sell its two remaining properties for an aggregate price of $3,700,000, subject to the buyer's due diligence. There can be no assurance that the purchaser will consummate the acquisition of both or either of the properties. If both properties are sold at the contract price, it is expected that the sales will close in June 2005 and the Partnership would recognize a gain from the sales.

      The operations of the Partnership's Cedar Rapids, Iowa; Hurst, Texas; Batavia, New York; and Hillside, Illinois properties have been recorded as discontinued operations in the statements of income for the three months ended March 31, 2004, as a result of the sale of these properties during 2004.


                                    6 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

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

      Liquidity and Capital Resources

      The Partnership continues to hold an interest in two properties which are each leased to Toys "R" Us pursuant to net leases. In July 2004, Toys "R" Us notified the Partnership that (i) it was electing to exercise its option to extend the lease at the Fort Worth property for five additional years commencing August 1, 2005 at the same annual rental and (ii) it would vacate the San Antonio property on July 31, 2005, the expiration of the lease term. In April 2005, the Partnership entered into a contract to sell its two remaining properties for an aggregate price of $3,700,000, subject to the buyer's due diligence. There can be no assurance that the purchaser will consummate the acquisition of both or either of the properties. If both properties are sold at the contract price, it is expected that the sales will close in June 2005 and the Partnership would recognize a gain from the sales.

      The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, Toys "R" Us is responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes.

      The level of liquidity based on cash and cash equivalents experienced a $508,000 decrease at March 31, 2005, as compared to December 31, 2004. This decrease was primarily due to $666,000 of partner distributions (financing activity) which was partially offset by cash provided by continuing operations of $158,000. At March 31, 2005, the Partnership had $996,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

      At March 31, 2005, the Partnership recorded an accrued distribution of $56,000, which consisted of distributions of $5,000 to the general partners and $51,000 ($5.11 per unit) to the limited partners. In addition, the Partnership made cash distributions of $666,000 during the three months ended March 31, 2005, which consisted of distributions of $4,000 to the general partners and $662,000 ($66.12 per unit) to the limited partners.


                                    7 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      The Partnership requires cash primarily to pay management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not previously significantly affected the Partnership's revenues and net income. The Partnership's tenant leases, based upon 2005 base rental revenue, are presently scheduled to expire as follows; 51% in 2005 and 49% in 2010. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of Toys "R" Us becoming insolvent or the properties becoming vacant. If the Partnership is unable to sell or re-let the properties, the Partnership will be responsible for all of the operating expenses at the properties which will negatively impact the Partnership's operations and liquidity as reserves may be required to be used to satisfy such costs.

      The Partnership's rental and interest income was sufficient for the three months ended March 31, 2005 and is expected to be sufficient until the current leases expire, to pay the Partnership's expenses. If one or both of the remaining properties are not sold, upon expiration of the tenant lease, the Partnership will seek to either extend the lease or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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

      Results of Operations

      The Partnership's net income decreased by $99,000 for the three months ended March 31, 2005 as compared to 2004 due to a decrease in income from continuing operations of $4,000 and a decrease in income from discontinued operations of $95,000.


                                    8 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Results of Operations (Continued)

      Income from continuing operations decreased by $4,000 due to an increase in expenses of $8,000, which was partially offset by an increase in income of $4,000. Income increased due to an increase in interest on short-term investments of $4,000. Expenses increased due to an increase in various general and administrative expenses of $8,000. All other income and expense items remained constant.

      Income from discontinued operations decreased by $95,000 for three months ended March 31, 2005 as compared to 2004 as a result of the sale of the Cedar Rapids, Iowa; Hurst, Texas; Batavia, New York; and Hillside, Illinois properties during 2004. There were no property sales during the three months ended March 31, 2005. Income from discontinued operations represents the operations of the Partnership's Cedar Rapids, Iowa property which was sold in April 2004; the Hurst, Texas property which was sold in June 2004; the Batavia, New York property which was sold in July 2004; and the Hillside, Illinois property which was sold in December 2004.

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


                                    9 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Part II - Other Information

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

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

                                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                            BY: /s/ Thomas C. Staples
                                                --------------------------------
                                                Thomas C. Staples
                                                Chief Financial Officer

                                                Dated: May 13, 2005


                                    11 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

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