Form 10QSB
period 2005-06-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2005-08-12
CIK 277886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 --------------

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

          Issuer's telephone number, including area code (617) 570-4600
                                                         --------------

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                                     1 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                                  June 30, 2005       December 31,
                                                                  (Unaudited)             2004
                                                                 --------------       ------------
Assets

Real estate at cost, net of accumulated depreciation
   of $341 (2005) and $306 (2004)                                 $      1,574        $      1,609

Cash and cash equivalents                                                1,033               1,504
Other assets                                                                 9                  63
Other assets of discontinued operations                                      2                  11
                                                                  ------------        ------------
      Total Assets                                                $      2,618        $      3,187
                                                                  ============        ============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                             $         18        $         24
Distributions payable to partners                                           56                 666
                                                                  ------------        ------------
      Total Liabilities                                                     74                 690
                                                                  ------------        ------------
Partners' Capital:

Limited Partners -
 Units of Limited Partnership Interest,
 $1,000 stated value per Unit; authorized
 issued and outstanding - 10,005 Units                                   2,523               2,479
General Partners' Capital                                                   21                  18
                                                                  ------------        ------------
      Total Partners' Capital                                            2,544               2,497
                                                                  ------------        ------------
      Total Liabilities and Partners' Capital                     $      2,618        $      3,187
                                                                  ============        ============

                       See notes to financial statements.


                                     2 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                             For The Three Months Ended    For The Six Months Ended
                                                               June 30,      June 30,       June 30,      June 30,
                                                                 2005          2004           2005          2004
                                                             ----------     -----------   ----------     ----------
Income:

Rental income                                                 $     127     $     127      $     255     $     255
Interest on short-term investments                                    7             3             13             5
                                                              ---------     ---------      ---------     ---------
      Total income                                                  134           130            268           260
                                                              ---------     ---------      ---------     ---------
Expenses:

Depreciation                                                         18            18             35            35
Management fees                                                       2             2              4             4
General and administrative                                           34            24             60            42
                                                              ---------     ---------      ---------     ---------
      Total expenses                                                 54            44             99            81
                                                              ---------     ---------      ---------     ---------
Income from continuing operations                                    80            86            169           179
                                                              ---------     ---------      ---------     ---------
Discontinued operations:

(Loss) income from discontinued operations                         (10)            51           (10)           146
Gain on sale of properties                                          --            919            --            919
                                                              ---------     ---------      ---------     ---------
(Loss) income from discontinued operations                         (10)           970           (10)         1,065
                                                              ---------     ---------      ---------     ---------
Net income                                                    $      70     $   1,056      $     159     $   1,244
                                                              =========     =========      =========     =========
Net income allocated to general partners                      $       6     $      85      $      13     $     100
                                                              =========     =========      =========     =========
Income from continuing operations allocated to
   limited partners                                           $      73     $      78      $     155     $     164

(Loss) income from discontinued operations allocated
   to limited partners                                               (9)          893             (9)          980
                                                              ---------     ---------      ---------     ---------
Net income allocated to limited partners                      $      64     $     971      $     146     $   1,144
                                                              =========     =========      =========     =========
Income from continuing operations per Unit of
   Limited Partnership Interest                               $    7.30     $    7.80      $   15.49     $   16.39
(Loss) income from discontinued operations per Unit
   of Limited Partnership Interest                                (0.90)        89.25          (0.90)        97.95
                                                              ---------     ---------      ---------     ---------
Net income per Unit of Limited Partnership Interest           $    6.40     $   97.05      $   14.59     $  114.34
                                                              =========     =========      =========     =========
Distributions per Unit of Limited Partnership Interest        $    5.11     $  288.23      $   10.22     $  299.71
                                                              =========     =========      =========     =========

                       See notes to financial statements.


                                     3 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                      Units of
                                       Limited            General             Limited              Total
                                     Partnership         Partners'           Partners'           Partners'
                                      Interest            Capital             Capital             Capital
                                     ----------         ----------          ----------          ----------
Balance - January 1, 2005                10,005         $       18          $    2,479          $    2,497

    Net income                               --                 13                 146                 159

    Distributions                            --                (10)               (102)               (112)
                                     ----------         ----------          ----------          ----------

Balance - June 30, 2005                  10,005         $       21          $    2,523          $    2,544
                                     ==========         ==========          ==========          ==========

                        See notes to financial statements


                                     4 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                 For The Six Months Ended
                                                                               June 30,            June 30,
                                                                                 2005                2004
                                                                              ----------          ----------
Cash Flows From Operating Activities:

Continuing Operations:

Income from continuing operations                                             $      169          $      179
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
     Depreciation                                                                     35                  35

Changes in assets and liabilities:
     Decrease in other assets                                                         54                  44
     Decrease in accounts payable and accrued expenses                                (6)                 (1)
                                                                              ----------          ----------
     Net cash provided by continuing operations                                      252                 257
                                                                              ----------          ----------
Discontinued Operations:

(Loss) income from discontinued operations                                           (10)              1,065
Adjustments to reconcile (loss) income from discontinued operations to net cash (used in) provided by discontinued operations:
       Depreciation                                                                   --                  18
       Gain on sale of properties                                                     --                (919)
Changes in assets and liabilities:
       Decrease in other assets of discontinued operations                             9                  96
       Decrease in other liabilities of discontinued
       operations                                                                     --                  (1)
                                                                              ----------          ----------
       Net cash (used in) provided by discontinued operations                         (1)                259
                                                                              ----------          ----------
              Net cash provided by operating activities                              251                 516
                                                                              ----------          ----------
Cash Flows From Investing Activities:

     Additions to building improvements                                               --                 (79)
     Net proceeds from sale of properties                                             --               2,811
     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                    --                  14
                                                                              ----------          ----------
     Net cash provided by investing activities                                        --               2,746
                                                                              ----------          ----------
Cash Flows From Financing Activities:

     Cash distributions                                                             (722)               (695)
                                                                              ----------          ----------
     Cash used in financing activities                                              (722)               (695)
                                                                              ----------          ----------
Net decrease in cash and cash equivalents                                           (471)              2,567

Cash and cash equivalents, beginning of period                                     1,504               1,071
                                                                              ----------          ----------
Cash and cash equivalents, end of period                                      $    1,033          $    3,638
                                                                              ==========          ==========
Supplemental Disclosure of Non-Cash Financing Activities:
     Accrued distribution to partners                                         $       56          $    2,890
                                                                              ==========          ==========

                       See notes to financial statements.


                                     5 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

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

      The results of operations for the six and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

      Certain amounts from 2004 have been reclassified to conform to the 2005 presentation.

2. Related Party Transactions

      Management fees earned by an affiliate of the Managing General Partner totaled $4,000 and $7,000 ($3,000 of which is included in discontinued operations for 2004) for the six months ended June 30, 2005 and 2004, respectively.

3. Property Matters and Subsequent Events

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership's remaining properties for sale. In April 2005, the Partnership entered into a contract to sell its two remaining properties subject to the buyer's due diligence. During the course of their due diligence, the potential purchaser withdrew their offer to buy the properties. Subsequent to the withdrawal, in August 2005, the Partnership entered into a contract with an unrelated party to sell its San Antonio, Texas property subject to the buyer's due diligence. There can be no assurance that the purchaser will consummate the acquisition of this property. If the property is sold, it is expected that the sale will close during the fourth quarter of 2005.

      The operations of the Partnership's Cedar Rapids, Iowa; Hurst, Texas; Batavia, New York; and Hillside, Illinois properties have been recorded as discontinued operations in the statements of income for the six and three months ended June 30, 2004, as a result of the sale of these properties during 2004.


                                     6 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

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

      Liquidity and Capital Resources

      The Partnership continues to hold an interest in two properties, one of which is leased to Toys "R" Us pursuant to a net lease and one of which became vacant on July 31, 2005. In July 2004, Toys "R" Us notified the Partnership that (i) it was electing to exercise its option to extend the lease at the Fort Worth, Texas property for five additional years commencing August 1, 2005 at the same annual rental and (ii) it would vacate the San Antonio, Texas property on July 31, 2005, the expiration of the lease term. The Partnership is currently marketing both of its remaining properties for sale. In April 2005, the Partnership entered into a contract to sell its two remaining properties subject to the buyer's due diligence. During the course of their due diligence, the potential purchaser withdrew their offer to buy the properties. Subsequent to the withdrawal, in August 2005, the Partnership entered into a contract with an unrelated party to sell its San Antonio, Texas property subject to the buyer's due diligence. There can be no assurance that the purchaser will consummate the acquisition of this property. If the property is sold, it is expected that the sale will close during the fourth quarter of 2005. Until the Partnership is able to sell or re-let its San Antonio, Texas property, if at all, the Partnership will be responsible for all of the operating expenses and capital expenditures at that property, without any corresponding revenue which will negatively impact the Partnership's operations and liquidity as reserves will be required to be used to satisfy such costs. There can be no assurance that the Partnership will be able to sell or re-let one or both of the properties at a favorable price or rental rate.

      The Partnership receives rental income from one of its remaining properties which is its primary source of liquidity. Pursuant to the term of the lease with respect to the Fort Worth, Texas property, Toys "R" Us is responsible for substantially all of the operating expenses with respect to the Forth Worth, Texas property including maintenance, capital improvements, insurance and taxes. As a result of the expiration of the lease term relating to the San Antonio, Texas property on July 31, 2005, effective August 1, 2005 the Partnership became responsible for all of the operating expenses and capital expenditures at this property, thereby negatively impacting the Partnership's operations and liquidity as reserves will be required to be used to satisfy such costs.

      The level of liquidity based on cash and cash equivalents experienced a $471,000 decrease at June 30, 2005, as compared to December 31, 2004. This decrease was due to $722,000 of partner distributions (financing activity) which was partially offset by net cash provided by operating activities of $251,000.


                                     7 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      At June 30, 2005, the Partnership had $1,033,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

      At June 30, 2005, the Partnership recorded an accrued distribution of $56,000, which consisted of distributions of $5,000 to the general partners and $51,000 ($5.11 per unit) to the limited partners. In addition, the Partnership made cash distributions of $722,000 during the six months ended June 30, 2005, which consisted of distributions of $9,000 to the general partners and $713,000 ($71.23 per unit) to the limited partners.

      The Partnership requires cash primarily to pay management fees and general and administrative expenses and, effective August 1, 2005, operating expenses at its San Antonio, Texas property. Due to the net and long-term nature of the original leases, inflation and changing prices have not previously significantly affected the Partnership's revenues and net income. The lease term with respect to the Partnership's San Antonio, Texas property expired on July 31, 2005. The Partnership's remaining lease is presently scheduled to expire in 2010. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of Toys "R" Us becoming insolvent or the remaining property becoming vacant.

      The Partnership's rental and interest income was sufficient for the six months ended June 30, 2005 and is expected to be sufficient until the current lease expires, to pay the Partnership's expenses. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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

      Results of Operations

      The Partnership's net income decreased by $1,085,000 for the six months ended June 30, 2005 as compared to 2004 due to a decrease in income from continuing operations of $10,000 and a decrease in income from discontinued operations of $1,075,000.

      Income from continuing operations decreased by $10,000 due to an increase in interest on short term investments of $8,000, which was more than offset by an increase in various general and administrative expenses of $18,000. All other income and expense items remained constant.


                                     8 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Results of Operations (continued)

      Income from discontinued operations decreased by $1,075,000 for the six months ended June 30, 2005 as compared to 2004 as a result of the sale of the Cedar Rapids, Iowa; Hurst, Texas; Batavia, New York; and Hillside, Illinois properties during 2004. There were no property sales during the six months ended June 30, 2005. Income from discontinued operations represents the operations of the Partnership's Cedar Rapids, Iowa property which was sold in April 2004; the Hurst, Texas property which was sold in June 2004; the Batavia, New York property which was sold in July 2004; and the Hillside, Illinois property which was sold in December 2004.

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


                                     9 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Part II - Other Information


Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: August 11, 2005


                                    11 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Exhibit Index

Exhibit                                                                 Page No.

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