Form 10QSB
period 2005-09-30
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2005-11-18
CIK 277886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


                                    1 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                            September 30, 2005         December 31,
                                                                (Unaudited)                2004
                                                            ------------------        ---------------
Assets

Real Estate Leased to Others:

Real estate, at cost, net of accumulated depreciation
        of $188 (2005) and $306 (2004)                        $           663         $         1,609

Real estate held for sale, at cost, net of accumulated
        depreciation of $164 (2005)                                       900                      --
                                                              ---------------         ---------------
                                                                        1,563                   1,609

Other Assets:

Cash and cash equivalents                                               1,049                   1,504
Other assets                                                                4                      63
Other assets of discontinued operations                                     7                      11
                                                              ---------------         ---------------

              Total Assets                                    $         2,623         $         3,187
                                                              ===============         ===============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                         $            23         $            24
Distributions payable to partners                                          --                     666
Liabilities of discontinued operations                                     12                      --
                                                              ---------------         ---------------

              Total Liabilities                                            35                     690
                                                              ---------------         ---------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized
   issued and outstanding - 10,005 Units                                2,564                   2,479
General Partners' Capital                                                  24                      18
                                                              ---------------         ---------------

              Total Partners' Capital                                   2,588                   2,497
                                                              ---------------         ---------------

              Total Liabilities and Partners' Capital         $         2,623         $         3,187
                                                              ===============         ===============

                       See notes to financial statements.


                                    2 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                             For The Three Months Ended               For The Nine Months Ended
                                                         September 30,        September 30,       September 30,        September 30,
                                                              2005                 2004                2005                 2004
                                                         -------------        -------------       -------------        -------------
Income:

Rental income                                            $          62        $          62       $         186        $         186
Interest on short-term investments                                   8                   10                  21                   15

                                                         -------------        -------------       -------------        -------------
              Total income                                          70                   72                 207                  201
                                                         -------------        -------------       -------------        -------------

Expenses:

Depreciation                                                         9                    9                  27                   27
Management fees                                                      1                    1                   3                    3
General and administrative                                          25                   21                  85                   65
                                                         -------------        -------------       -------------        -------------

              Total expenses                                        35                   31                 115                   95
                                                         -------------        -------------       -------------        -------------

Income from continuing operations                                   35                   41                  92                  106
                                                         -------------        -------------       -------------        -------------

Discontinued operations:

Income from discontinued operations                                  9                   64                 111                  324
Gain on sale of properties                                          --                  460                  --                1,379
                                                         -------------        -------------       -------------        -------------

Income from discontinued operations                                  9                  524                 111                1,703
                                                         -------------        -------------       -------------        -------------

Net income                                               $          44        $         565       $         203        $       1,809
                                                         =============        =============       =============        =============

Net income allocated to general partners                 $           3        $          45       $          16        $         145
                                                         =============        =============       =============        =============

Income from continuing operations allocated to
        limited partners                                 $          32        $          38       $          85        $          97

Income from discontinued operations allocated
        to limited partners                                          9                  482                 102                1,567
                                                         -------------        -------------       -------------        -------------

Net income allocated to limited partners                 $          41        $         520       $         187        $       1,664
                                                         =============        =============       =============        =============

Income from continuing operations per Unit of
        Limited Partnership Interest                     $        3.20        $        3.80       $        8.50        $        9.70
Income from discontinued operations per Unit
        of Limited Partnership Interest                           0.90                48.18               10.19               156.62
                                                         -------------        -------------       -------------        -------------

Net income per Unit of Limited Partnership Interest      $        4.10        $       51.98       $       18.69        $      166.32
                                                         =============        =============       =============        =============

Distributions per Unit of Limited Partnership Interest   $          --        $       88.77       $       10.22        $      388.48
                                                         =============        =============       =============        =============

                       See notes to financial statements.


                                    3 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005


Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                 Units of
                                 Limited           General            Limited           Total
                                Partnership       Partners'          Partners'         Partners'
                                 Interest          Capital            Capital           Capital
                                -----------       -----------       -----------       -----------
Balance - January 1, 2005            10,005       $        18       $     2,479       $     2,497

     Net income                          --                16               187               203

     Distributions                       --               (10)             (102)             (112)
                                -----------       -----------       -----------       -----------

Balance - September 30, 2005         10,005       $        24       $     2,564       $     2,588
                                ===========       ===========       ===========       ===========

                       See notes to financial statements.


                                    4 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                               For The Nine Months Ended
                                                                          September 30,          September 30,
                                                                              2005                   2004
                                                                         --------------         ---------------
Cash Flows From Operating Activities:

Continuing Operations:

Income from continuing operations                                        $           92         $           106
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
        Depreciation                                                                 27                      27

Changes in assets and liabilities:
        Decrease (increase) in other assets                                          55                      (4)
        Decrease in accounts payable and accrued expenses                            (1)                     (1)
                                                                         --------------         ---------------

        Net cash provided by continuing operations                                  173                     128
                                                                         --------------         ---------------

Discontinued Operations:

Income from discontinued operations                                                 111                   1,703
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
           Depreciation                                                              19                      42
           Gain on sale of properties                                                --                  (1,379)
Changes in assets and liabilities:
           Decrease in other assets of discontinued operations                        8                     152
           Increase (decrease) in other liabilities of discontinued
           operations                                                                12                      (1)
                                                                         --------------         ---------------
           Net cash provided by discontinued operations                             150                     517
                                                                         --------------         ---------------
                  Net cash provided by operating activities                         323                     645
                                                                         --------------         ---------------

Cash Flows From Investing Activities:

        Additions to building improvements                                           --                     (79)
        Net proceeds from sale of properties                                         --                   3,639
        Minimum lease payments received, net of interest income
           earned, on leases accounted for under the financing method                --                      21
                                                                         --------------         ---------------
        Net cash provided by investing activities                                    --                   3,581
                                                                         --------------         ---------------

Cash Flows From Financing Activities:
        Cash distributions                                                         (778)                 (3,585)
                                                                         --------------         ---------------
        Cash used in financing activities                                          (778)                 (3,585)
                                                                         --------------         ---------------

Net (decrease) increase in cash and cash equivalents                               (455)                    641

Cash and cash equivalents, beginning of period                                    1,504                   1,071
                                                                         --------------         ---------------
Cash and cash equivalents, end of period                                 $        1,049         $         1,712
                                                                         ==============         ===============

Supplemental Disclosure of Non-Cash Financing Activities:
        Accrued distribution to partners                                 $           --         $           893
                                                                         ==============         ===============

                       See notes to financial statements.


                                    5 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005
                        NOTES TO THE FINANCIAL STATEMENTS

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

      The results of operations for the nine and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

      Certain amounts from 2004 have been reclassified to conform to the 2005 presentation.

2. Related Party Transactions

      Management fees earned by an affiliate of the Managing General Partner totaled $5,000 and $9,000 ($2,000 and $6,000 of which is included in discontinued operations for 2005 and 2004, respectively) for the nine months ended September 30, 2005 and 2004, respectively.

3. Property Matters and Subsequent Event

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership's remaining properties for sale. In April 2005, the Partnership entered into a contract to sell its two remaining properties subject to the buyer's due diligence. During the course of their due diligence, the potential purchaser withdrew their offer to buy the properties. Subsequent to the withdrawal, in August 2005, the Partnership entered into a contract with an unrelated party to sell its San Antonio, Texas property subject to the buyer's due diligence for a purchase price of $1,250,000. The sale was consummated on November 15, 2005. The Partnership incurred closing costs of approximately $91,000 with respect to this sale resulting in net proceeds to the Partnership of approximately $1,159,000. The Partnership will recognize a gain for financial reporting purposes of $259,000.

      The Partnership's Cedar Rapids, Iowa; Hurst, Texas; Batavia, New York; and Hillside, Illinois properties were sold during 2004 and, accordingly, their operating results have been recorded as discontinued operations in the statements of income for the nine and three months ended September 30, 2004. Additionally, the operations of the Partnership's San Antonio, Texas property have been recorded as discontinued operations due to the property being placed under contract for sale in 2005. The San Antonio, Texas property was sold on November 15, 2005.


                                    6 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

      Liquidity and Capital Resources

      The Partnership continues to hold an interest in its property located in Fort Worth, Texas. The property is leased to Toys "R" Us pursuant to a net lease with a term scheduled to expire July 31, 2010 with the tenant having the option of renewing the lease for four five year terms. The Partnership is currently marketing this property for sale.

      On November 15, 2005, the Partnership sold its San Antonio, Texas property which has been vacant since July 31, 2005, the expiration of the lease term, to an unaffiliated third party for a gross purchase price of $1,250,000. The Partnership incurred closing costs in connection with this sale of approximately $91,000 resulting in net proceeds to the Partnership of approximately $1,159,000. It is expected that these proceeds will be distributed to the Partnership's partners during the first quarter of 2006. The Partnership will recognize a gain for financial reporting purposes of $259,000.

      The Partnership receives rental income from its remaining property which is its primary source of liquidity. Pursuant to the term of the lease with respect to the Fort Worth, Texas property, Toys "R" Us is responsible for substantially all of the operating expenses with respect to this property including maintenance, capital improvements, insurance and taxes. As a result of the expiration of the lease term relating to the San Antonio, Texas property on July 31, 2005, effective August 1, 2005 the Partnership became responsible for all of the operating expenses and capital expenditures at this property, thereby negatively impacting the Partnership's operations and liquidity as reserves were required to be used to satisfy such costs. However, the San Antonio, Texas property was sold on November 15, 2005.

      The level of liquidity based on cash and cash equivalents experienced a $455,000 decrease at September 30, 2005, as compared to December 31, 2004. This decrease was due to $778,000 of partner distributions (financing activity) which was partially offset by net cash provided by operating activities of $323,000. At September 30, 2005, the Partnership had $1,049,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. The Partnership made cash distributions of $778,000 during the nine months ended September 30, 2005, which consisted of distributions of $14,000 to the general partners and $764,000 ($76.34 per unit) to the limited partners.


                                    7 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      The Partnership requires cash primarily to pay management fees and general and administrative expenses and, from August 1, 2005 to the date of the sale of the San Antonio property, operating expenses at the San Antonio property. Due to the net and long-term nature of the original leases, inflation and changing prices have not previously significantly affected the Partnership's revenues and net income.

      The Partnership's rental and interest income was sufficient for the nine months ended September 30, 2005 and is expected to be sufficient until the current lease expires, to pay the Partnership's expenses. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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

      Results of Operations

      The Partnership's net income decreased by $1,606,000 for the nine months ended September 30, 2005 as compared to 2004 due to a decrease in income from continuing operations of 14,000 and a decrease in income from discontinued operations of $1,592,000.

      Income from continuing operations decreased by $14,000 due to an increase in various general and administrative expenses of $20,000, which was partially offset by an increase in interest on short term investments of $6,000. All other income and expense items remained constant.

      Income from discontinued operations decreased by $1,592,000 for the nine months ended September 30, 2005 as compared to 2004 as a result of the sale of the Cedar Rapids, Iowa; Hurst, Texas; Batavia, New York; and Hillside, Illinois properties during 2004. There were no property sales during the nine months ended September 30, 2005. Income from discontinued operations represents the operations of the Partnership's Cedar Rapids, Iowa property which was sold in April 2004; the Hurst, Texas property which was sold in June 2004; the Batavia, New York property which was sold in July 2004; the Hillside, Illinois property which was sold in December 2004; and the San Antonio, Texas property which was sold on November 15, 2005.


                                    8 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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


                                    9 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Part II - Other Information

Item 5. Other Information

      On November 15, 2005, the Partnership sold its San Antonio, Texas property which had been vacant since July 31, 2005, the expiration of the lease term, to an unaffiliated third party for a gross purchase price of $1,250,000. The Partnership incurred closing costs in connection with this sale of approximately $91,000 resulting in net proceeds to the Partnership of approximately $1,159,000. It is expected that these proceeds will be distributed to the Partnership's partners during the first quarter of 2006. The Partnership will recognize a gain for financial reporting purposes of $259,000.

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

                                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: November 18, 2005


                                    11 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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