Form 10KSB
period 2005-12-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2006-03-31
CIK 277886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2005                  Commission File No. 0-9224

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

          Issuer's telephone number including area code (617) 570-4600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for its most recent fiscal year were $437,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

      Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

      The Partnership originally invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $60,000 that were originally set aside as reserves, in ten real properties. The Partnership has sold nine of these properties including one in 2005 and four in 2004. See Item 2, "Description of Properties" for a description of Registrant's remaining property. The funds set aside in reserves were invested in money market instruments and applied, over time, to repairs, improvements and other items associated with Partnership's obligations in respect of the Properties. The reserve balance as of December 31, 2005 net of accounts payable, accrued expenses and distributions payable to Partners was approximately $971,000. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold.

Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 6% of their adjusted capital contributions on a cumulative basis, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid. See "Item 7 Financial Statements, Note 2." Distributions of sale proceeds will be made as a return of capital until investors have received a return of their original capital contribution. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to investors until they have received their $1,000 per unit capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. At December 31, 2005, Limited Partners had received a return of capital equal to $769.98.

Property Matters

      The Partnership continues to own one property. In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease term on the property, the Managing General Partner has been marketing the Partnership's remaining property for sale. There can be no assurance that a sale will be consummated or that these marketing efforts will result in the sale of the remaining property.

      Toys "R" Us, San Antonio, Texas. In November 2005, the Partnership sold its San Antonio, Texas property which had been vacant since July 31, 2005, the expiration of the lease term, to an unaffiliated third party for $1,250,000. The Partnership received net proceeds of $1,160,000 after payment of closing costs of $90,000. The Partnership recognized a gain for financial reporting purposes of $260,000.

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

Employees

      The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it, including affiliates of the Managing General Partner.

Item 2. Description of Properties.

      A description of the Partnership's remaining property at March 1, 2006 is as follows. The Registrant's remaining property is owned in fee.

                                                                         Original
                                      Date of      Total Cost of        Portfolio       Size Building/
Tenant/Location                       Purchase    the Property(1)     Percentage(2)     Land Sq. Ft.
---------------                       --------    ---------------     -------------     ------------
Toys "R" Us/Fort Worth, Texas         1/25/80       $ 1,873,532            13.7         45,000/185,105

----------
(1)   Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.

      The Partnership owns the fee interest in the remaining property, which is commercial in nature. The property is net leased to Toys "R" Us which is unaffiliated with the Partnership.

      Toys "R" Us has exclusive control over the day-to-day business operations conducted at the property as well as decisions with respect to the initiation of any development or renovations at the property. The Partnership has limited approval rights over any such renovation programs proposed by the tenant. As a result, the Partnership has no responsibility for any maintenance, repairs or improvements associated with the property. In addition, Toys "R" Us is responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes the remaining property is adequately insured.

      The retail tenant is subject to competition from other companies offering similar products in the locations of the property leased by such tenant. In addition, the Partnership anticipates that it would be subject to significant competition in attracting tenants upon the expiration or termination of the lease of its remaining property. The Partnership has no control over the tenant's responses to competitive conditions impacting the business operated by the tenant at the remaining property.

      The Partnership's only tenant in 2005 was Toys "R" Us. Accordingly, Toys "R" Us accounted for 100% of the Partnership's rental income during 2005.

      The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2005 annual base rent for the lease at the property:

                                                                Lease         Renewal
Tenant Property/Location                  Business of Tenant    Expiration    Options(1)         2005 Annual Rent
------------------------                  ------------------    ----------    ----------         ----------------
Toys "R" Us/Fort Worth, Texas             Toy Store              7/31/2010      4 - 5Yr.         $247,569

----------
(1) The first number represents the number of renewal options. The second number represents the length of each option.

      Set forth below is a table showing the gross carrying value, accumulated depreciation and federal tax basis of the Partnership's property as of December 31, 2005:

                               Gross
                              Carrying             Accumulated                                            Federal
Property                      Value(1)           Depreciation(1)            Rate           Method        Tax Basis
--------                      --------           ---------------            ----           ------        ---------
Fort Worth, Texas             851,000                197,000               10 yr.           S/L           745,694

(1) As accounted for under Statement of Financial Accounting Standards No. 13, this property had previously been accounted for under the financing method. The gross carrying value represents the lower of the fair market value or the residual value at the date of implementation of operating lease accounting.

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

      As of March 1, 2006, there were 602 holders of 10,005 outstanding Units.

      The Partnership Agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 2005 and 2004, the Partnership made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                                        Amount of
         Distribution with Respect to                 Distribution
                 Quarter Ended                          Per Unit
                 -------------                          --------
                                                  2005             2004
                                                  ----             ----
       March 31                                  $5.11            $11.48
       June 30                                    5.11            288.23
       September 30                                 --             88.77
       December 31                              115.90 (1)         66.12

(1)   Declared during quarter ended December 31, 2005 and paid in February 2006

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

      Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer if: (i) the Partnership is not provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer does not provide for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer is not open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

Liquidity and Capital Resources

      The Partnership continues to hold an interest in one property after the sales of its Cedar Rapids, Iowa; Hurst, Texas; Batavia, New York; Hillside, Illinois; and San Antonio, Texas properties described below. This remaining property is located in Fort Worth, Texas. The property is leased to Toys "R" Us pursuant to a net lease with a current term scheduled to expire July 31, 2010 with the tenant having the option of renewing the lease for four consecutive five year terms. The Partnership is currently marketing this property for sale. The Partnership receives rental income from its remaining property which is its primary source of liquidity. Pursuant to the terms of the lease, Toys "R" Us is responsible for substantially all of the operating expenses with respect to the property including maintenance, capital improvements, insurance and taxes. As a result of the expiration of the lease term relating to the San Antonio, Texas property on July 31, 2005, effective August 1, 2005 the Partnership became responsible for all of the operating expenses and capital expenditures at this property, thereby negatively impacting the Partnership's operations and liquidity as reserves were required to be used to satisfy such costs. The San Antonio, Texas property was subsequently sold on November 15, 2005.

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the Managing General Partner has been marketing the Partnership's remaining properties for sale. In this regard, in April 2004, the Partnership sold its Cedar Rapids, Iowa property to an unaffiliated third party for $1,065,000. The Partnership received net proceeds of $1,048,000 after payment of closing costs of $17,000. The Partnership recognized a gain for financial reporting purposes of $566,000. In June 2004, the Partnership sold its Hurst, Texas property to an unaffiliated third party for $1,905,000. The Partnership received net proceeds of $1,763,000 after payment of closing costs of $142,000. The Partnership recognized a gain for financial reporting purposes of $353,000. In July 2004, the Partnership sold its Batavia, New York property to an unaffiliated third party for $950,000. The Partnership received net proceeds of $828,000 after payment of closing costs of $122,000. The Partnership recognized a gain for financial reporting purposes of $460,000. In December 2004, the Partnership sold its Hillside, Illinois property to the tenant for $630,000. The Partnership received net proceeds of $610,000 after payment of closing costs of $20,000. The Partnership recognized a gain for financial reporting purposes of $214,000. In November 2005, the Partnership sold its San Antonio, Texas property which had been vacant since July 31, 2005, the expiration of the lease term, to an unaffiliated third party for $1,250,000. The Partnership received net proceeds of $1,160,000 after payment of closing costs of $90,000. The Partnership recognized a gain for financial reporting purposes of $260,000. At present, the Partnership has not entered into a contract for the sale of its remaining property and there can be no assurance that their marketing efforts will result in the sale of this property.

      The level of liquidity based on cash and cash equivalents experienced a $650,000 increase at December 31, 2005, as compared to December 31, 2004. The Partnership's $268,000 of net cash provided by operating activities and $1,160,000 of net cash provided by investing activities was partially offset by $778,000 of cash used in financing activities. Net cash provided by operating activities consists of net cash provided by continuing operations of $160,000 and net cash provided by discontinued operations of $108,000. Investing activities consisted of $1,160,000 of net proceeds received from the sale of its San Antonio, Texas property. Financing activities consisted of $778,000 of partner distributions.

      At December 31, 2005, the Partnership had $2,154,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At December 31, 2005, the Partnership recorded an accrued distribution of $1,160,000 ($115.90 per unit) to the limited partners. In addition, the Partnership made distributions of $778,000 during the year ended December 31, 2005, which consisted of distributions of $14,000 to the general partners and $764,000 ($76.34 per unit) to the limited partners.

      The Partnership requires cash primarily to pay management fees and general and administrative expenses. Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. The Partnership's remaining tenant lease is scheduled to expire during 2010. The Partnership could be affected by declining economic conditions through the loss of rental income as a result of the remaining tenant becoming insolvent, the remaining property becoming vacant or reduced rental rates for new leases. There can be no assurance that the Partnership will be able to sell or re-let the property at a favorable price or rental rate.

      The Partnership's rental and interest income was sufficient for the year ended December 31, 2005, and is expected to be sufficient until the current lease expires, to pay the Partnership's expenses. Upon expiration of the tenant lease, the Partnership will be required to either extend the lease, sell the remaining property or procure a new tenant. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the property. At this time, the Partnership does not anticipate making future distributions until the remaining property is sold.

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

Recently Issued Accounting Standards and Pronouncements

      In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143," which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. The Partnership adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale of any properties.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of SFAS No. 154 will have a material effect on the Partnership's financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of the consensus in EITF 04-5 will have a material effect on the Partnership's financial statements.

Results of Operations

      The Partnership's net income decreased by $1,617,000 for the year ended December 31, 2005 as compared to 2004 due to a decrease in income from discontinued operations of $1,609,000 and a decrease in income from continuing operations of $8,000.

      Income from continuing operations decreased by $8,000 due to an increase in general and administrative expenses of $24,000, which were partially offset by an increase in interest on short-term investments of $16,000. All other income and expense items remained constant.

      Income from discontinued operations decreased by $1,609,000 for the year ended December 31, 2005 as compared to 2004 due to a decrease in income from operations of sold properties of $276,000 and a decrease in gain on sale of properties of $1,333,000. Income from discontinued operations represents the operations of the Partnership's Cedar Rapids, Iowa property which was sold in April 2004; the Hurst, Texas property which was sold in June 2004; the Batavia, New York property which was sold in July 2004; the Hillside, Illinois property which was sold in December 2004; and the San Antonio, Texas property which was sold in November 2005. As a result of classifying the San Antonio, Texas property as discontinued operations in 2005, the Partnership has reclassified the 2004 results of operations of this property to discontinued operations for comparative purposes. Therefore, the income from operations of sold properties includes the San Antonio, Texas property for 2004.

Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 7. Financial Statements

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 and 2004

                                      INDEX

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................13

Financial Statements:

Balance Sheets as of December 31, 2005 and 2004..............................14

Statements of Income for the Years Ended
     December 31, 2005 and 2004..............................................15

Statements of Partners' Capital for the Years Ended
     December 31, 2005 and 2004..............................................16

Statements of Cash Flows for the Years Ended
     December 31, 2005 and 2004..............................................17

Notes to Financial Statements................................................18

             Report of Independent Registered Public Accounting Firm

To the Partners
Winthrop Partners 79 Limited Partnership

We have audited the accompanying balance sheets of Winthrop Partners 79 Limited Partnership (a Massachusetts limited partnership) (the "Partnership") as of December 31, 2005 and 2004, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 79 Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ Imowitz Koenig & Co., LLP

January 31, 2006

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                      DECEMBER 31,
                                                              ---------------------------

                                                                  2005            2004
                                                               ----------      ----------
ASSETS

Real Estate, at cost, net of accumulated depreciation
       of $197 (2005) and $306 (2004)                          $      654      $    1,609

Other Assets:

Cash and cash equivalents                                           2,154           1,504
Other assets                                                           68              63
Other assets of discontinued operations                                32              11
                                                               ----------      ----------

         Total Assets                                          $    2,908      $    3,187
                                                               ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                          $       22      $       24
Liabilities of discontinued operations                                  1              --
Distributions payable to partners                                   1,160             666
                                                               ----------      ----------

         Total Liabilities                                          1,183             690
                                                               ----------      ----------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized,
   issued and outstanding - 10,005 Units                            1,677           2,479
General Partners' Capital                                              48              18
                                                               ----------      ----------

         Total Partners' Capital                                    1,725           2,497
                                                               ----------      ----------

         Total Liabilities and Partners' Capital               $    2,908      $    3,187
                                                               ==========      ==========

                        See Notes to Financial Statements

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                    2005            2004
                                                                ------------    ------------
Income:

Rental income                                                   $        248    $        248
Interest on short-term investments                                        36              20
                                                                ------------    ------------

         Total income                                                    284             268
                                                                ------------    ------------

Expenses:

Depreciation                                                              36              36
Management fees                                                            4               4
General and administrative                                               108              84
                                                                ------------    ------------

         Total expenses                                                  148             124
                                                                ------------    ------------

Income from continuing operations                                        136             144
                                                                ------------    ------------

Discontinued operations:

Income from discontinued operations                                      104             380
Gain on sale of properties                                               260           1,593
                                                                ------------    ------------

Income from discontinued operations                                      364           1,973
                                                                ------------    ------------

Net income                                                      $        500    $      2,117
                                                                ============    ============

Net income allocated to general partners                        $         40    $        169
                                                                ============    ============

Income from continuing operations allocated to
      limited partners                                          $        125    $        133

Income from discontinued operations allocated
      to limited partners                                                335           1,815
                                                                ------------    ------------

Net income allocated to limited partners                        $        460    $      1,948
                                                                ============    ============

Income from continuing operations per Unit
      of Limited Partnership Interest                           $      12.49    $      13.29
Income from discontinued operations per Unit
      of Limited Partnership Interest                                  33.48          181.41
                                                                ------------    ------------

Net income per Unit of Limited Partnership Interest             $      45.97    $     194.70
                                                                ============    ============

Distributions per Unit of Limited Partnership Interest          $     126.12    $     454.60
                                                                ============    ============

                        See Notes to Financial Statements

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                        (In Thousands, Except Unit Data)

                                       Units of           General
                                        Limited          Partners'         Limited             Total
                                      Partnership         Capital         Partners'         Partners'
                                       Interest          (Deficit)         Capital           Capital
                                     -------------    -------------     -------------     -------------
Balance - January 1, 2004                   10,005    $        (126)    $       5,080     $       4,954

    Net income                                  --              169             1,948             2,117
    Distributions                               --              (25)           (4,549)           (4,574)
                                     -------------    -------------     -------------     -------------

Balance - December 31, 2004                 10,005               18             2,479             2,497

    Net income                                  --               40               460               500
    Distributions                               --              (10)           (1,262)           (1,272)
                                     -------------    -------------     -------------     -------------

Balance - December 31, 2005                 10,005    $          48     $       1,677     $       1,725
                                     =============    =============     =============     =============

                        See Notes to Financial Statements

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                   2005              2004
                                                                              -------------     -------------
Cash Flows From Operating Activities:

Continuing Operations:

Income from continuing operations                                             $         136     $         144
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
      Depreciation                                                                       36                36

Changes in assets and liabilities:
      Increase in other assets                                                          (10)              (31)
      (Decrease) increase in accounts payable
        and accrued expenses                                                             (2)                5
                                                                              -------------     -------------

     Net cash provided by continuing operations                                         160               154
                                                                              -------------     -------------

Discontinued Operations:

Income from discontinued operations                                                     364             1,973
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
      Depreciation                                                                       19                51
      Gain on sale of properties                                                       (260)           (1,593)
Changes in assets and liabilities:
      (Increase) decrease in other assets of discontinued operations                    (15)              130
      Decrease in other liabilities of discontinued operations                           --                (2)
                                                                              -------------     -------------

      Net cash provided by discontinued operations                                      108               559
                                                                              -------------     -------------

         Net cash provided by operating activities                                      268               713
                                                                              -------------     -------------

Cash Flows From Investing Activities:

      Additions to building improvements                                                 --               (79)
      Net proceeds from sale of properties                                            1,160             4,249
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                      --                28
                                                                              -------------     -------------

      Net cash provided by investing activities                                       1,160             4,198
                                                                              -------------     -------------

Cash Flows From Financing Activities:

      Cash distributions                                                               (778)           (4,478)
                                                                              -------------     -------------

      Cash used in financing activities                                                (778)           (4,478)
                                                                              -------------     -------------

Net increase in cash and cash equivalents                                               650               433

Cash and cash equivalents, beginning of year                                          1,504             1,071
                                                                              -------------     -------------

Cash and cash equivalents, end of year                                        $       2,154     $       1,504
                                                                              =============     =============

Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distribution to partners                                        $       1,160     $         666
                                                                              =============     =============

                        See Notes to Financial Statements

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Winthrop Partners 79 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases one property, which is located in Texas. The property is leased to one tenant pursuant to a net lease agreement.

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

      Leases

      The Partnership leases its real property and accounts for such lease in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", as amended. Under the operating method of accounting for a lease, revenue is recognized as rentals become due. Expenses (including depreciation) are charged to operations as incurred.

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

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                  (Continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Distributions to Partners

      The Partnership's declared distributions aggregated $10,000 and $25,000 to the general partners and $1,262,000 ($126.12 per unit) and $4,549,000 ($454.60 per unit) to its limited partners for the years ended December 31, 2005 and 2004, respectively. The cash distribution due partners for the years ended December 31, 2005 and 2004 is recorded in the accompanying financial statements as a liability and a reduction of partners' capital.

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

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                  (Continued)

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

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2005 presentation, including the reporting of discontinued operations for those assets that have been disposed of in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

      Recently Issued Accounting Standards and Pronouncements

      In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143,"which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. The Partnership adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale of any properties.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                  (Continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recently Issued Accounting Standards and Pronouncements (Continued)

      change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of SFAS No. 154 will have a material effect on the Partnership's financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of the consensus in EITF 04-5 will have a material effect on the Partnership's financial statements.

2.    TRANSACTIONS WITH RELATED PARTIES

      One Winthrop Properties, Inc. ("One Winthrop") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding property management fees and capital expenditures) from each property managed by it. Winthrop Management earned $6,000 and $11,000, respectively, ($2,000 and $7,000 of which is included in discontinued operations, respectively) for managing the properties of the Partnership for the years ended December 31, 2005 and 2004.

      As provided in the partnership agreement, the general partners are entitled to 8% of Cash Available for Distribution (as defined in the partnership agreement), subordinated to a cumulative priority quarterly distribution to the limited partners. The general partners may

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                  (Continued)

2.    TRANSACTIONS WITH RELATED PARTIES (Continued)

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

      Affiliates of the general partners own approximately 24% of the outstanding limited partnership units. Distributions (paid or accrued) to these affiliates were approximately $305,000 and $1,098,000 for the years ended December 31, 2005 and 2004, respectively.

3.    REAL ESTATE

      Real estate, at cost, is summarized as follows:

                                                     December 31,
                                            -----------------------------
                                                2005              2004
                                            -----------       -----------

      Land                                  $   487,000       $ 1,223,000
      Commercial buildings                      364,000           692,000
      Accumulated depreciation                 (197,000)         (306,000)
                                            -----------       -----------

                                            $   654,000       $ 1,609,000
                                            ===========       ===========

      The following is a summary of the minimum anticipated future rental receipts, by year, under the noncancelable portion of the operating lease:

              2006.......................................    $   248,000
              2007.......................................        248,000
              2008.......................................        248,000
              2009.......................................        248,000
              2010.......................................        144,000
                                                             -----------
              Total......................................    $ 1,136,000
                                                             ===========

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                  (Continued)

4.    SIGNIFICANT TENANTS

      The Partnership's only tenant in 2005 was Toys "R" Us. Accordingly, Toys "R" Us accounted for 100% of the Partnership's rental income during 2005.

      For the year ended December 31, 2004, 66% of rental revenue, including discontinued operations, was from one tenant which leased two of the Partnership's properties. Each property represented 34% and 32% of rental revenue, including discontinued operations.

5.    PROPERTY MATTERS AND SALE OF PROPERTIES

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the Managing General Partner has been marketing the Partnership's remaining properties for sale. In this regard, in April 2004, the Partnership sold its Cedar Rapids, Iowa property to an unaffiliated third party for $1,065,000. The Partnership received net proceeds of $1,048,000 after payment of closing costs of $17,000. The Partnership recognized a gain for financial reporting purposes of $566,000.

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

      In November 2005, the Partnership sold its San Antonio, Texas property which had been vacant since July 31, 2005, the expiration of the lease term, to an unaffiliated third party for $1,250,000. The Partnership received net proceeds of $1,160,000 after payment of closing

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                  (Continued)

5.    PROPERTY MATTERS AND SALE OF PROPERTIES (Continued)

      costs of $90,000. The Partnership recognized a gain for financial reporting purposes of $260,000.

      At present, the Partnership has not entered into a contract for the sale of its remaining property and there can be no assurance that their marketing efforts will result in the sale of this property.

      The operations of the Partnership's Cedar Rapids, Iowa; Hurst, Texas; Batavia, New York; Hillside, Illinois; and San Antonio, Texas properties have been recorded as discontinued operations in the statements of income for the years ended December 31, 2005 and 2004. Income from discontinued operations of $104,000 and $380,000 consisted of income of $153,000 and $486,000 less expenses of $49,000 and $106,000 for the years ended December 31, 2005 and 2004, respectively.

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount of cash and cash equivalents and accounts payable approximates its fair value due to the short-term nature of such instruments.

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                  (Continued)

7.    TAXABLE INCOME

      The Partnership's taxable income for 2005 and 2004 differs from net income for financial reporting purposes as follows:

                                                                             2005           2004
                                                                          ----------     ----------
      Net income for financial reporting purposes                         $  500,000     $2,117,000
              Plus:  Minimum lease payments received, net of interest
                     income earned, on leases accounted for under the
                       financing method                                           --         28,000
                     Taxable gain on sale of property in excess of
                       gain for financial reporting purposes                      --        747,000
                     Depreciation on leases accounted for under the
                     financing method and tax depreciation adjustment         20,000         27,000
              Minus: Gain for financial reporting purposes on sale of
                       of property in excess of gain for tax reporting
                       purposes                                              (98,000)
                                                                          ----------     ----------

      Taxable income                                                      $  422,000     $2,919,000
                                                                          ==========     ==========

      Taxable income per Unit of Limited Partnership Interest             $    38.82     $   268.38
                                                                          ==========     ==========

The net basis of the Partnership's assets and liabilities for tax reporting purposes is approximately $92,000 and $169,000 higher than the amount reported for financial statement purposes at December 31, 2005 and 2004, respectively.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

      There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2005 and 2004 audits of the Partnership's financial statements.

Item 8A. Controls and Procedures.

      As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2006, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

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

      Mr. Ashner, age 53, has been the Chief Executive Officer of Winthrop Realty Partners, L.P. (formerly known as Winthrop Financial Associates, A Limited Partnership) and its affiliates ("Winthrop"), since January 1996. Mr. Ashner has served since January 2004 as the Chairman and Chief Executive Officer of Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments) ("WRT") and since July 2005 as the Chairman and Chief Executive Officer of Newkirk Realty Trust, Inc. ("Newkirk"), two real estate investment trusts listed on the New York Stock Exchange. Mr. Ashner served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the "Shelbourne Entities"), three real estate investment trusts, from August 2002 until their liquidation in April 2004. Mr. Ashner also serves on the Board of Directors of WRT, Newkirk, NBTY, Inc., manufacturers and distributor of nutritional supplements, Atlantic Coast Entertainment Holdings, Inc., an owner and operator of the Sands casino in Atlantic City, New Jersey.

      Mr. Staples, age 50, has been has been with Winthrop since 1994 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of WRT and Newkirk, positions he has held since January 2004 and July 2005, respectively. Mr. Staples is a certified public accountant.

      Mr. Braverman, age 54, has been the Executive Vice President of Winthrop since January 1996. Mr. Braverman also serves as the President of WRT and Newkirk, positions he has held since January 2004 and July 2005, respectively. Mr. Braverman served as a director and Executive Vice President of each Shelbourne Entity from August 2002 until their liquidation in April 2004. Mr. Braverman also currently serves on the Board of Directors of WRT and Newkirk.

      Ms. Tiffany, age 39, has been the Chief Operating Officer of Winthrop since December 1997. Ms. Tiffany also serves as the President of WRT and Newkirk, positions she has held since January 2004 and July 2005, respectively. Ms. Tiffany served as the Chief Operating Officer of each Shelbourne Entity from August 2002 until their liquidation in April 2004.

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

      The Managing General Partner does not have a separate audit committee. As such, the officers of the Managing General Partner fulfill the functions of an audit committee. The Managing General Partner has determined that Thomas Staples meets the requirement of an "audit committee financial expert".

      The persons with authority over the Partnership are all employees of the Managing General Partner. The Managing General Partner has adopted a code of ethics that applies to such persons.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      (a) Security Ownership of Certain Beneficial Owners.

      Two holders of Units own beneficially more than 5% of the outstanding Units at March 1, 2006. Quadrangle Associates I L.L.C., an affiliate of the Managing General Partner owns 2,385.5 Units (approximately 23.84%), substantially all of which were acquired pursuant to its tender offer in 1999. The principal office of Quadrangle Associates I L.L.C. is located at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114. Affiliates of Equity Resources Group Incorporated collectively own 538.71 Units representing 5.38% of the total outstanding Units.

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

      (b) Security Ownership of Management.

      At March 1, 2006, the partners of WFA and the officers, directors and the general partner of the General Partners owned as a group 30 Units representing less than 1% of the total number of Units outstanding.

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

Item 12. Certain Relationship and Related Transactions.

      Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. Pursuant to Section 4.1 of the Partnership Agreement, the General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided in the Partnership Agreement. For the years ended December 31, 2005 and 2004, the Partnership paid or accrued Distributions from Cash Available from Distributions to the General Partners totaling approximately $10,000 and $25,000, respectively.

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

      Pursuant to Section 5.3A (iii) of the Partnership Agreement, Winthrop Management, LLC receives a Property Management fee equal to 1.5% of cash receipts in excess of cash expenditures other than expenditures for the management fee and capital improvements. For the years ended December 31, 2005 and 2004, Winthrop Management, LLC earned approximately $6,000 and $11,000, respectively, for managing the real properties of the Partnership.

Item 13. Exhibits.

      The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

Item 14. Principal Accounting Fees and Services

      The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.

      Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $26,000 and $20,000 for the years ended December 31, 2005 and 2004, respectively.

      Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related services to the Partnership for the years ended December 31, 2005 and 2004.

      Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $20,000 and $13,000 for the years ended December 31, 2005 and 2004, respectively.

      Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2005 and 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 2006.

                                        WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                        By: ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner


                                            By: /s/ Michael L. Ashner
                                                --------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                 Title                                   Date
--------------                 -----                                   ----


/s/ Michael Ashner             Chief Executive Officer            March 30, 2006
------------------------       and Director
Michael Ashner


/s/ Thomas Staples             Chief Financial Officer            March 30, 2006
------------------------
Thomas Staples

                                INDEX TO EXHIBITS

            Exhibit                                                         Page
            -------                                                         ----

3           Amended and Restated Agreement of Limited Partnership of         (a)
            Winthrop Partners 79 Limited Partnership dated as of April
            4, 1979

4(a)        See Exhibit 3

4(b) Documents which define the rights of holders of long-term debt of the Partnership are included in Exhibits 10(b), 10(h), 10(i), 10(j), 10(k) and 10(l)

10(b)       Documents relating to the Toys "R" Us, Inc. ("Toys")             (c)
            property in San Antonio, Texas

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