Form 10QSB
period 2006-03-31
WINTHROP PARTNERS 79 LTD PARTNERSHIP
filed 2006-05-12
CIK 277886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Resigtrant's telephone number, including area code (617) 570-4600

Indicate by check mark whether Small Business Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Small Business Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


                                    1 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                                  March 31, 2006       December 31,
                                                                   (Unaudited)             2005
                                                                  --------------      --------------
Assets

Real estate at cost, net of accumulated depreciation
   of $206 (2006) and $197 (2005)                                 $          645      $          654

Cash and cash equivalents                                                  1,150               2,154
Other assets                                                                   4                  68
Other assets of discontinued operations                                       --                  32
                                                                  --------------      --------------

      Total Assets                                                $        1,799      $        2,908
                                                                  ==============      ==============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                             $           25      $           22
Liabilities of discontinued operations                                         2                   1
Distributions payable to partners                                             --               1,160
                                                                  --------------      --------------
      Total Liabilities                                                       27               1,183
                                                                  --------------      --------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized,
   issued and outstanding - 10,005 Units                                   1,720               1,677
General Partners' Capital                                                     52                  48
                                                                  --------------      --------------
      Total Partners' Capital                                              1,772               1,725
                                                                  --------------      --------------
      Total Liabilities and Partners' Capital                     $        1,799      $        2,908
                                                                  ==============      ==============

                       See notes to financial statements.


                                    2 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                              For The Three Months Ended
                                                                March 31,    March 31,
                                                                  2006         2005
                                                                ---------    ---------
Income:

Rental income                                                   $      62    $      62
Interest on short-term investments                                     17            6
                                                                ---------    ---------
      Total income                                                     79           68
                                                                ---------    ---------

Expenses:

Depreciation                                                            9            9
Management fees                                                         1            1
General and administrative                                             22           26
                                                                ---------    ---------
      Total expenses                                                   32           36
                                                                ---------    ---------
Income from continuing operations                                      47           32
                                                                ---------    ---------

Discontinued operations:

Income from discontinued operations                                    --           57
                                                                ---------    ---------
Net income                                                      $      47    $      89
                                                                =========    =========

Net income allocated to general partners                        $       4    $       7
                                                                =========    =========
Income from continuing operations allocated
   to limited partners                                          $      43    $      30

Income from discontinued operations allocated
   to limited partners                                                 --           52
                                                                ---------    ---------
Net income allocated to limited partners                        $      43    $      82
                                                                =========    =========
Income from continuing operations per
   Unit of Limited Partnership Interest                         $    4.30    $    3.00

Income from discontinued operations per
   Unit of Limited Partnership Interest                                --         5.20
                                                                ---------    ---------

Net income per Unit of Limited Partnership Interest             $    4.30    $    8.20
                                                                =========    =========

Distributions per Unit of Limited Partnership Interest          $      --    $    5.11
                                                                =========    =========

                       See notes to financial statements.


                                    3 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                            Units of
                                             Limited             General              Limited               Total
                                           Partnership          Partners'            Partners'            Partners'
                                            Interest             Capital              Capital              Capital
                                        -----------------   ------------------   -----------------    ------------------
Balance - January 1, 2006                          10,005   $               48   $           1,677    $            1,725

    Net income                                         --                    4                  43                    47
                                        -----------------   ------------------   -----------------    ------------------
Balance - March 31, 2006                           10,005   $               52   $           1,720    $            1,772
                                        =================   ==================   =================    ==================

                       See notes to financial statements.


                                    4 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                               For The Three Months Ended
                                                                              March 31,           March 31,
                                                                                 2006               2005
                                                                              ---------           ---------
Cash Flows From Operating Activities:

Continuing Operations
   Income from continuing operations                                          $      47           $      32
   Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
         Depreciation                                                                 9                   9

   Changes in assets and liabilities:
      Decrease in other assets                                                       64                  55
      Increase (decrease) in accounts payable and accrued expenses                    3                  (3)
                                                                              ---------           ---------

   Net cash provided by continuing operations                                       123                  93
                                                                              ---------           ---------

Discontinued Operations
   Income from discontinued operations                                               --                  57
   Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
         Depreciation                                                                --                   8

   Changes in assets and liabilities:
      Decrease in other assets of discontinued operations                            32                  --
      Increase in liabilities of discontinued operations                              1                  --
                                                                              ---------           ---------

      Net cash provided by discontinued operations                                   33                  65
                                                                              ---------           ---------

   Net cash provided by operating activities                                        156                 158
                                                                              ---------           ---------

Cash Flows From Financing Activities:

   Cash distributions                                                            (1,160)               (666)
                                                                              ---------           ---------

   Cash used in financing activities                                             (1,160)               (666)
                                                                              ---------           ---------

Net decrease in cash and cash equivalents                                        (1,004)               (508)

Cash and cash equivalents, beginning of period                                    2,154               1,504
                                                                              ---------           ---------

Cash and cash equivalents, end of period                                      $   1,150           $     996
                                                                              =========           =========

Supplemental Disclosure of Non-Cash Financing Activities:
   Accrued distributions to partners                                          $      --           $      56
                                                                              =========           =========

                       See notes to financial statements.


                                    5 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006
                          NOTES TO FINANCIAL STATEMENTS

1.    General

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2005 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

      Certain amounts from 2005 have been reclassified to conform to the 2006 presentation.

2.    Related Party Transactions

      Management fees earned by an affiliate of the Managing General Partner totaled $1,000 and $2,000 ($1,000 of which is included in discontinued operations for 2005) for the three months ended March 31, 2006 and 2005, respectively.

3.    Property Matters and Subsequent Events

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership's remaining property for sale. In this regard, during April 2006, the Partnership entered into an agreement pursuant to which it agreed to sell its remaining property located in Fort Worth, Texas to an unaffiliated third party. The sale is conditioned upon the buyer's satisfactory completion of its due diligence review of the property and is not expected to be consummated, if at all, until the third quarter of 2006. If the property is sold, the affairs of the Partnership will be wound up, its remaining cash assets, subject to withholding of adequate reserves, will be distributed and the Partnership will be dissolved.

      The operations of the Partnership's San Antonio, Texas property have been recorded as discontinued operations in the statements of income for the three months ended March 31, 2005, as a result of the sale of this property during 2005. For the three months ended March 31, 2005, income from discontinued operations of $57,000 consisted of rental income of $66,000, which was partially offset by expenses of $9,000.


                                    6 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

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

      Liquidity and Capital Resources

      The Partnership continues to hold an interest in one property, which is located in Fort Worth, Texas. The property is leased to Toys "R" Us pursuant to a net lease with a current term scheduled to expire July 31, 2010 with the tenant having the option of renewing the lease for four consecutive five year terms. During April 2006, the Partnership entered into an agreement pursuant to which it agreed to sell the remaining property to an unaffiliated third party. The sale is conditioned upon the buyer's satisfactory completion of its due diligence review of the property and is not expected to be consummated, if at all, until the third quarter of 2006. If the property is sold, the affairs of the Partnership will be wound up, its remaining cash assets, subject to withholding of adequate reserves, will be distributed and the Partnership will be dissolved.

      The Partnership receives rental income from its remaining property which is its primary source of liquidity. Pursuant to the terms of the lease, Toys "R" Us is responsible for substantially all of the operating expenses with respect to the property including maintenance, capital improvements, insurance and taxes.

      The level of liquidity based on cash and cash equivalents experienced a $1,004,000 decrease at March 31, 2006, as compared to December 31, 2005. This decrease was primarily due to $1,160,000 of partner distributions (financing activity) which was partially offset by net cash provided by continuing operations of $123,000 and net cash provided by discontinued operations of $33,000. At March 31, 2006, the Partnership had $1,150,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

      During the three months ended March 31, 2006, the Partnership made cash distributions of $1,160,000 ($115.90 per unit) which were distributed entirely to the limited partners.

      The Partnership requires cash primarily to pay management fees and general and administrative expenses. Due to the net and long-term nature of the original lease, inflation and changing prices have not previously significantly affected the Partnership's revenues and net income. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of Toys "R" Us


                                    7 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      becoming insolvent or the remaining property becoming vacant. If the Partnership is unable to sell or re-let the remaining property, the Partnership will be responsible for all of the operating expenses at the property which will negatively impact the Partnership's operations and liquidity as reserves may be required to be used to satisfy such costs.

      The Partnership's rental and interest income was sufficient for the three months ended March 31, 2006 and is expected to be sufficient until the current lease expires, to pay the Partnership's expenses. If the remaining property is not sold, upon expiration of the tenant lease, the Partnership will seek to either extend the lease or procure a new tenant. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the property.

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

      Recently Issued Accounting Standards and Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impractical to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any effect on the Partnership's financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the consensus in EITF 04-5 did not have any effect on the Partnership's financial statements.


                                    8 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Results of Operations

      The Partnership's net income decreased by $42,000 for the three months ended March 31, 2006 as compared to 2005 due to a decrease in income from discontinued operations of $57,000, which was partially offset by an increase in income from continuing operations of $15,000.

      Income from discontinued operations decreased by $57,000 for the three months ended March 31, 2006 as compared to 2005 as a result of the sale of the San Antonio, Texas property during 2005. There were no property sales during the three months ended March 31, 2006. Income from discontinued operations represents the operations of the Partnership's San Antonio, Texas property, which was sold in November of 2005. For the three months ended March 31, 2005, income from discontinued operations of $57,000 consisted of rental income of $66,000, which was partially offset by expenses of $9,000.

      Income from continuing operations increased by $15,000 due to an increase in income of $11,000 and a decrease in expenses of $4,000. Income increased due to an increase in interest income of $11,000. Expenses decreased due to a decrease in general and administrative expenses of $4,000. All other income and expense items remained constant.

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


                                    9 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Part II - Other Information

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP

                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: May 12, 2006


                                    11 of 18

                    WINTHROP PARTNERS 79 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

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